Form 10-Q
period 1996-06-30
INCONTROL INC
filed 1996-08-09
CIK 871629

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1996 or

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from        to


                         Commission file number 0-24540


                                 INCONTROL, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  91-1501619
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


                            6675 - 185TH AVENUE N.E.
                             REDMOND, WA 98052-6734
                                 (206) 861-9800
   (Address and telephone number of registrant's principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:

            Title of each class       Name of exchange on which registered

                  None                           Not applicable


           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes / X /  No /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                              Outstanding at July 23, 1996
  (Common stock, $0.01 par value)                           16,916,824



                    Page 1 of 10 sequentially numbered pages

                                 INCONTROL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I

                                                                        PAGE NO.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)  ............................ 3

           Consolidated Balance Sheets -
              June 30, 1996 and December 31, 1995........................ 3

           Consolidated Statements of Operations -
              three and six months ended June 30, 1996 and 1995
              and period from November 13, 1990 to June 30, 1996......... 4

           Consolidated Statements of Cash Flows -
              six months ended June 30, 1996 and 1995
              and period from November 13, 1990 to June 30, 1996......... 5

           Notes to Consolidated Financial Statements.................... 6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............. 7


                                     PART II


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................. 9

           Signature         ............................................10



                    Page 2 of 10 sequentially numbered pages

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                 INCONTROL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      JUNE 30,
                                                                       1996            DECEMBER 31,
                                                                   (UNAUDITED)             1995
                                                                   -----------             ----
Current assets:
    Cash and cash equivalents                                    $  17,103,335        $   2,048,600
    Securities available for sale                                   33,494,883           17,165,307
    Inventories                                                      2,184,434            1,365,849
    Current portion of notes receivable from employees                 753,792               66,417
    Prepaid expenses and other current assets                          853,989            1,122,931
                                                                 -------------        -------------
Total current assets                                                54,390,433           21,769,104
Property and equipment, net                                          5,092,786            4,856,352
Notes receivable from employees                                         11,250              728,542
Other assets                                                           288,811              115,579
                                                                 -------------        -------------
Total assets                                                     $  59,783,280        $  27,469,577
                                                                 =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $     384,394        $   1,005,071
    Accrued expenses                                                 1,499,036            1,018,264
    Current portion of long-term obligations                         1,024,695              990,773
                                                                 -------------        -------------
Total current liabilities                                            2,908,125            3,014,108
Long-term obligations, less current portion                          2,052,597            2,263,767
Commitments                                                               --                   --
Stockholders' equity:
    Preferred stock, $.01 par value:
         Authorized shares--10,000,000;
         Issued and outstanding shares--none                              --                   --
    Common stock, $.01 par value:
         Authorized shares--40,000,000;
         Issued and outstanding shares--
         16,901,730 at June 30,1996 and 13,808,432 at
         December 31, 1995                                         129,197,181           82,934,507
    Deficit accumulated during development stage                   (73,701,756)         (59,440,456)
    Notes receivable from stockholders                                (660,000)          (1,238,516)
    Cumulative translation adjustment                                  (12,867)             (63,833)
                                                                 -------------        -------------
Total stockholders' equity                                          54,822,558           22,191,702
                                                                 -------------        -------------
Total liabilities and stockholders' equity                       $  59,783,280        $  27,469,577
                                                                 =============        =============





                             See accompanying notes.


                    Page 3 of 10 sequentially numbered pages

                                 INCONTROL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                     PERIOD FROM
                                                                                                                NOV. 13, 1990 (DATE
                                                                                                                  OF INCORPORATION)
                                         THREE MONTHS  ENDED JUNE 30,            SIX MONTHS  ENDED JUNE 30,        THROUGH JUNE 30,
1995                                       1996               1995                1996                1995              1996
- ----                                       ----               ----                ----                ----              ----
Revenues from clinical trials        $    108,348        $       --          $    108,348        $       --          $    133,836

Expenses:
     Research and development           6,000,872           4,706,004          11,328,536           9,355,262          62,422,187
     Marketing and general and
         administrative                 2,162,313           1,158,428           3,733,738           2,036,285          13,987,332
                                     ------------        ------------        ------------        ------------        ------------
                                        8,163,185           5,864,432          15,062,274          11,391,547          76,409,519
Interest expense                          121,424             123,330             235,162             258,545           1,741,375
Interest income                          (659,658)           (337,142)           (893,572)           (751,752)         (4,315,302)
                                     ------------        ------------        ------------        ------------        ------------
Net loss                             $  7,516,603        $  5,650,620        $ 14,295,516        $ 10,898,340        $ 73,701,756
                                     ============        ============        ============        ============        ============

Net loss per share                   $       0.47        $       0.46        $       0.95        $        .89
                                     ============        ============        ============        ============
Shares used in computation of
     net loss per share:               16,131,927          12,177,868          14,985,820          12,181,352




                             See accompanying notes.




                    Page 4 of 10 sequentially numbered pages

                                 INCONTROL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  PERIOD FROM NOV. 13, 1990
                                                                                                   (DATE OF INCORPORATION)
                                                                 SIX MONTHS ENDED JUNE 30,             THROUGH JUNE 30,
                                                                  1996                 1995                 1996
                                                                  ----                 ----                 ----
OPERATING ACTIVITIES:
Net loss                                                    $ (14,295,516)       $ (10,898,340)       $ (73,701,756)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             1,162,283              987,016            5,831,642
      Employee's compensation used to retire
          stockholders' loans                                     552,516                 --                552,516
      Changes in operating assets and liabilities:
       (Increase) decrease in prepaid expenses
          and other current assets                               (212,316)             221,211             (821,872)
       (Increase) in inventories                                 (818,585)            (207,892)          (2,184,434)
       Increase in accounts payable,
          accrued expenses, and sales tax payable                (139,905)             (36,670)           1,968,013
                                                            -------------        -------------        -------------
Net cash used in operating activities                         (13,751,523)          (9,934,675)         (68,355,891)

INVESTING ACTIVITIES:
Purchases of property and equipment                            (1,286,018)            (936,261)         (10,576,136)
Loans to employees                                                (30,000)             (30,500)          (1,102,323)
Proceeds from collection of employee loans                         12,000                 --                 24,000
Purchases of securities                                       (28,353,507)          (1,591,872)         (99,956,355)
Proceeds from maturity of securities                           10,715,000           11,260,000           55,545,933
Proceeds from sale of securities                                1,618,182              912,033           10,527,301
Other                                                                --                   --                (83,653)
                                                            -------------        -------------        -------------
Net cash provided by (used in) investing activities           (17,324,343)           9,613,400          (45,621,233)

FINANCING ACTIVITIES:
Net proceeds from sales of convertible preferred                     --                   --             38,134,502
    stock
Proceeds from note payable                                           --                   --                589,774
Repayment of note payable                                            --                (20,498)            (589,774)
Proceeds from lease financing                                     244,551              433,158            5,843,602
Payments on lease financing                                      (421,799)            (490,210)          (2,772,053)
Loans to stockholders                                                --               (686,000)            (686,000)
Proceeds from collection of stockholders' loans                    26,000                 --                 26,000
Proceeds from exercise of stock options                            95,444               12,701              675,767
Net proceeds from sale of common stock                         46,167,230                 --             89,839,466
                                                            -------------        -------------        -------------
Net cash provided by financing activities                      46,111,426             (750,849)         131,061,284
Effect of exchange rate changes on cash                            19,175                 --                 19,175
                                                            -------------        -------------        -------------
Net increase (decrease) in cash and cash equivalents           15,054,735           (1,072,124)          17,103,335
Cash and cash equivalents at beginning of period                2,048,600            2,746,460                 --
                                                            -------------        -------------        -------------
Cash and cash equivalents at end of period                  $  17,103,335        $   1,674,336        $  17,103,335
                                                            =============        =============        =============
SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                    $     235,162        $     255,640        $   1,758,449
                                                            =============        =============        =============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Deferred sales tax                                          $       7,002        $       7,004        $     119,400
                                                            =============        =============        =============
Notes receivable related to exercise of stock options       $    (552,516)       $     (22,884)       $        --
                                                            =============        =============        =============
Conversion of preferred to common stock                     $        --          $        --          $  38,134,502
                                                            =============        =============        =============


                             See accompanying notes.





                    Page 5 of 10 sequentially numbered pages

                                 INCONTROL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INTERIM FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by InControl, Inc. (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

Certain reclassification of previously reported amounts have been made to conform with the current year presentation.

The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of results to be expected for the entire year ending December 31, 1996 or for any other fiscal period.

NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of Common Stock outstanding. Common equivalent shares are not included in the per-share calculation as the effect of their inclusion would be antidilutive.




                    Page 6 of 10 sequentially numbered pages

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Since the commencement of operations in November 1990, InControl, a development stage company, has been engaged in designing and developing the METRIX System. The METRIX System, a proprietary system designed to treat atrial fibrillation, is comprised of an active implantable defibrillator, transvenous leads to connect the defibrillator to the heart, a system analyzer, and a system programmer. Since inception, the majority of the Company's resources have been devoted to research and development activities. Through June 30, 1996 the Company had accumulated a deficit of $73.7 million. The Company expects to incur substantial additional losses in the future due primarily to the Company's clinical trial activities, the expansion of marketing and sales capabilities, the expansion of manufacturing capabilities in the United States, and research and development of the next generation of atrial defibrillation devices. The amount and timing of the Company's future revenues and losses will be affected by, among other things, the recruitment of suitable patients, the progress of clinical trials, the timing of regulatory approvals, the rate of market acceptance of the METRIX System, and the availability of third-party reimbursement for the Company's products. The Company believes that it will incur losses at least until the METRIX System is approved for marketing in the United States.

This document contains forward-looking statements, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results are described in the preceding paragraph and in the Company's latest Annual Report on Form 10-K filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date of this report. InControl undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

REVENUES

In the second quarter of 1996, the Company recorded revenue of $108,000 from the sale of eight METRIX Systems, four of which were part of United States clinical trials and four of which were part of European clinical trials. The Company recognizes revenue from clinical investigations and trials following the implant of a METRIX device and acknowledgment by the clinic or hospital of its financial obligation to the Company.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and six months ended June 30, 1996 were $6.0 million and $11.3 million, up from $4.7 million and $9.4 million in the comparable periods in 1995. The increases are primarily attributable to increases in personnel (130 at June 30, 1996 from 113 at June 30, 1995) and personnel-related costs, funding of preclinical and clinical research studies, depreciation of equipment, expansion of United States manufacturing capabilities, and expenditures on clinical engineering, quality assurance, engineering documentation and regulatory review. This infrastructure is required to support the clinical trials in both Europe and the United States. Included in personnel related costs in the second quarter is a $340,000 one-time compensation expense resulting from bonus payments to individuals who participated in an employee stock ownership plan. The participating employees elected to receive payment of the bonus by offsetting principal and accrued interest of certain loans owed to the Company.

MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES

Marketing and general and administrative expenses for the three and six months ended June 30, 1996 were $2.2 million and $3.7 million, up from $1.2 million and $2.0 million in the comparable periods in 1995. The increases are primarily attributable to the increase in personnel (35 at June 30, 1996 from 20 at June 30, 1995), and


                    Page 7 of 10 sequentially numbered pages personnel-related costs and supplies and facilities costs. Included in personnel related costs is a $240,000 one-time compensation expense resulting from bonus payments to individuals who participated in an employee stock ownership plan. The participating employees elected to receive payment of the bonus by offsetting principal and accrued interest of certain loans owed to the Company.

INTEREST INCOME AND INTEREST EXPENSE

For the three and six month periods ended June 30, 1996 the Company generated $660,000 and $894,000 of interest income as compared to $337,000 and $752,000 for similar periods ended June 30, 1995. Increases in interest income from prior year periods, and from the first quarter of 1996, resulted from increased average balances of cash, cash equivalents and securities available for sale in the second quarter of 1996. The increase in average investment balances in the second quarter resulted from a public offering of common stock completed April 23, 1996.

For the three and six month periods ended June 30, 1996, the Company incurred $121,000 and $235,000 of interest expense as compared to $123,000 and $259,000 for similar periods ended June 30, 1995. Changes in interest expense, which were not material, relate to the extent of the Company's reliance on capital lease financing.

LIQUIDITY AND CAPITAL RESOURCES

InControl has financed its operations since inception through the sale of common and preferred stock, interest income on the proceeds of such sales, and the use of equipment lease financing. In April 1996 the Company completed a public offering of three million shares of common stock at a price of $16.50 a share. After issuance costs of approximately $3.3 million the Company realized net proceeds of $46.2 million. Through June 1996, the Company has raised net proceeds totaling $128.0 million through the sale of common and preferred stock, and has generated $4.3 million of interest income on the invested proceeds of such offerings. Since its inception, the Company has invested $10.6 million in equipment and leasehold improvements and has financed $5.8 million of these investments through capital leases.

At June 30, 1996, the Company had cash, cash equivalents, and securities available for sale totaling $50.6 million, compared to a balance of $19.2 million at December 31, 1995. The increase was primarily due to the net proceeds of $46.2 million from the sale of common stock offset by: $13.8 million in operating expenditures, $1.0 million in purchases of property and equipment not financed through capital leases, and $422,000 on payments of capital leases.

The Company anticipates that its existing capital and the interest thereon will enable it to sustain operations into mid-1998. The Company will require substantial capital resources to support clinical trial activities, the expansion of marketing and sales capabilities, the expansion of manufacturing capabilities in the United States, and research and development of the next generation of atrial defibrillation devices. The Company's future capital requirements will depend on many factors, including the recruitment of suitable patients, the progress of clinical trials, the timing of regulatory approvals, the rate of market acceptance of the METRIX System, and the availability of third-party reimbursement for the Company's products. The Company may need to seek additional funding, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding may require the Company to delay, reduce, or eliminate certain of its research and development activities, planned clinical trials, and manufacturing and administrative programs.




                    Page 8 of 10 sequentially numbered pages

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)      Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended June 30, 1996.





                    Page 9 of 10 sequentially numbered pages

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INCONTROL, INC.

                                         (Registrant)

Dated:                                   By:
       ----------------------------          -----------------------------------
                                             Donald F. Seaton III
                                             Vice President, Finance, Chief
                                             Financial Officer and Secretary
                                             (Authorized Officer and Principal
                                             Financial Officer)




                   Page 10 of 10 sequentially numbered pages