Form 10-Q
period 1996-09-30
INCONTROL INC
filed 1996-11-12
CIK 871629

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended September 30, 1996

                                       or

(   )   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.  For the transition period from         to

                         Commission file number 0-24540


                                INCONTROL, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  91-1501619
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                            6675 - 185TH AVENUE N.E.
                            REDMOND, WA  98052-6734
                                 (206) 861-9800
   (Address and telephone number of registrant's principal executive offices)


          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of exchange on which registered
-------------------                 ------------------------------------
      None                                      Not applicable


          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes (  X  )   No (     )
                           -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at October 31, 1996
  (Common stock, $0.01 par value)                  16,952,827





                    Page 1 of 11 sequentially numbered pages

                                INCONTROL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                     PART I

                                                                                           PAGE NO.
                                                                                           --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .   3

        Consolidated Balance Sheets -
           September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . .   3

        Consolidated Statements of Operations -
           three and nine months ended September 30, 1996 and 1995
           and period from November 13, 1990 to September 30, 1996   . . . . . . . . . . . .   4

        Consolidated Statements of Cash Flows -
           nine months ended September 30, 1996 and 1995
           and period from November 13, 1990 to September 30, 1996   . . . . . . . . . . . .   5

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . .   7


                                                            PART II
PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  10

        Signature          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11





                    Page 2 of 11 sequentially numbered pages

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements
                                INCONTROL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,
                                                                              1996           DECEMBER 31,
                                                                          (UNAUDITED)           1995
                                                                         -------------       ------------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                             $  2,098,816        $  2,048,600
   Securities available for sale                                           42,281,848          17,165,307
   Inventories                                                              2,161,926           1,365,849
   Current portion of notes receivable from employees                         761,042              66,417
   Prepaid expenses and other current assets                                  748,188           1,122,931
                                                                         ------------        ------------
Total current assets                                                       48,051,820          21,769,104
Property and equipment, net                                                 4,937,239           4,856,352
Notes receivable from employees                                                 5,000             728,542
Other assets                                                                  304,317             115,579
                                                                         ------------        ------------
Total assets                                                             $ 53,298,376        $ 27,469,577
                                                                         ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $    498,591        $  1,005,071
   Accrued expenses                                                         1,520,766           1,018,264
   Current portion of long-term obligations                                 1,023,889             990,773
                                                                         ------------        ------------
Total current liabilities                                                   3,043,246           3,014,108
Long-term obligations, less current portion                                 1,818,473           2,263,767
Commitments                                                                        --                  --
Stockholders' equity:
   Preferred stock, $.01 par value:
         Authorized shares--10,000,000;
         Issued and outstanding shares--none                                       --                  --
   Common stock, $.01 par value:
         Authorized shares--40,000,000;
         Issued and outstanding shares--
         16,950,640 at September 30,1996 and 13,808,432 at
         December 31, 1995                                                129,237,891          82,934,507
   Deficit accumulated during development stage                           (80,206,362)        (59,440,456)
   Notes receivable from stockholders                                        (660,000)         (1,238,516)
   Cumulative translation adjustment                                           65,128             (63,833)
                                                                         ------------        ------------
Total stockholders' equity                                                 48,436,657          22,191,702
                                                                         ------------        ------------
Total liabilities and stockholders' equity                               $ 53,298,376        $ 27,469,577
                                                                         ============        ============




                            See accompanying notes.





                    Page 3 of 11 sequentially numbered pages

                                INCONTROL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                                                                           PERIOD FROM
                                              THREE MONTHS,                     NINE MONTHS            NOV. 13, 1990 (DATE
                                              -------------                     -----------             OF INCORPORATION)
                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,            THROUGH
                                      ------------------------------    -----------------------------      SEPTEMBER 30,
                                           1996             1995             1996             1995             1996
                                      -------------    -------------    -------------    -------------  ------------------
Revenues from clinical trials         $      90,374    $          --    $     198,722    $          --    $      224,210

Expenses:
  Research and development                5,794,138        5,348,155       17,122,675       14,703,417        68,216,326
  Marketing and general and
    administrative                        1,578,699        1,339,736        5,312,436        3,376,021        15,566,030
                                      -------------    -------------    -------------    -------------    --------------
                                          7,372,837        6,687,891       22,435,111       18,079,438        83,782,356
Interest expense                            104,471          131,684          339,633          390,229         1,845,846
Interest income                            (694,158)        (400,653)      (1,587,730)      (1,152,405)       (5,009,460)
                                      --------------   --------------   --------------   --------------   --------------
Net loss                              $   6,692,776    $   6,418,922    $  20,988,292    $  17,317,262    $   80,394,532
                                      =============    =============    =============    =============    ==============

Net loss per share                    $        0.40    $        0.47    $        1.34    $        1.37
                                      =============    =============    =============    =============
Shares used in computation of
  net loss per share:                    16,938,883       13,588,340       15,636,841       12,650,348



                            See accompanying notes.





                    Page 4 of 11 sequentially numbered pages

                                INCONTROL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        PERIOD FROM NOV. 13, 1990
                                                     NINE MONTHS ENDED SEPTEMBER 30,    (DATE OF INCORPORATION)
                                                     ------------------------------      THROUGH SEPTEMBER 30,
                                                        1996                1995                  1996
                                                        ----                ----        -------------------------
OPERATING ACTIVITIES:
Net loss                                          $   (20,988,292)   $     (17,317,262)   $    (80,394,531)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                         1,815,103            1,436,760           6,484,461
  Compensation related to retirement of
    stockholders' loans                                   552,516                   --             552,516
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses
       and other current assets                          (450,286)              43,072          (1,059,842)
    (Increase) in inventories                            (794,391)            (104,180)         (2,160,240)
    Increase in accounts payable,
      accrued expenses, and sales tax payable              30,783              218,116           2,138,701
                                                  ---------------    -----------------    ----------------
Net cash used in operating activities                 (19,834,567)         (15,723,494)        (74,438,935)

INVESTING ACTIVITIES:
Purchases of property and equipment                    (1,635,126)          (1,848,042)        (10,925,244)
Loans to employees                                        (45,000)             (33,251)         (1,117,323)
Proceeds from collection of employee loans                 12,000                   --              24,000
Purchases of securities                               (39,064,242)         (13,759,572)       (110,667,090)
Proceeds from maturity of securities                   13,080,000           18,275,000          57,910,933
Proceeds from sale of securities                        1,618,182              912,033          10,527,301
Other                                                          --                   --             (83,653)
                                                  ---------------    -----------------    ----------------
Net cash provided by (used in) investing
  activities                                          (26,034,186)           3,546,168         (54,331,076)

FINANCING ACTIVITIES:
Net proceeds from sales of convertible
  preferred stock                                              --                   --          38,134,502
Proceeds from note payable                                     --                   --             589,774
Repayment of note payable                                      --              (20,498)           (589,774)
Proceeds from lease financing                             270,654              868,554           5,869,705
Payments on lease financing                              (665,027)            (779,471)         (3,015,281)
Loans to stockholders                                          --             (686,000)           (686,000)
Proceeds from collection of stockholders' loans            26,000                   --              26,000
Proceeds from exercise of stock options                   136,154               32,901             716,477
Net proceeds from sale of common stock                 46,167,230           13,938,102          89,839,466
                                                  ---------------    -----------------    ----------------
Net cash provided by financing activities              45,935,011           13,353,588         130,884,869
Effect of exchange rate changes on cash                   (16,042)                  --             (16,042)
                                                  ---------------    -----------------    ----------------
Net increase (decrease) in cash and cash
  equivalents                                              50,216            1,176,262           2,098,816
Cash and cash equivalents at beginning of
  period                                                2,048,600            2,746,460                  --
                                                  ---------------    -----------------    ----------------
Cash and cash equivalents at end of period        $     2,098,816    $       3,922,722    $      2,098,816
                                                  ===============    =================    ================

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                          $       308,038    $         385,322    $      1,831,325
                                                  ===============    =================    ================

SUPPLEMENTAL DISCLOSURES OF NON-CASH
ACTIVITIES:
Deferred sales tax                                $        10,503    $          10,503    $        122,901
                                                  ===============    =================    ================
Notes receivable related to exercise of stock
  options                                         $      (552,516)   $         (22,884)   $             --
                                                  ===============    =================    ================
Conversion of preferred to common stock           $            --    $              --    $     38,134,502
                                                  ===============    =================    ================

                            See accompanying notes.





                    Page 5 of 11 sequentially numbered pages

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

The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of results to be expected for the entire year ending December 31, 1996 or for any other fiscal period.


INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or management's estimate of fair value. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:

                                    September 30, 1996
                                        (unaudited)      December 31, 1995
                                    ------------------   -----------------
          Raw materials             $        1,344,574   $         739,226
          Work in process                      123,506             419,074
          Finished products                    693,846             207,549
                                    ------------------   -----------------
                                    $        2,161,926   $       1,365,849
                                    ==================   =================





                    Page 6 of 11 sequentially numbered pages

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Since the commencement of operations in November 1990, InControl, a development stage company, has been engaged in designing and developing the METRIX System. The METRIX System, a proprietary system designed to treat atrial fibrillation, is comprised of an active implantable defibrillator, transvenous leads to connect the defibrillator to the heart, a system analyzer, and a system programmer. Since inception, the majority of the Company's resources have been devoted to research and development activities. Through September 30, 1996 the Company had accumulated a deficit of $80.2 million. The Company expects to incur substantial additional losses in the future due primarily to the Company's clinical trial activities, the expansion of marketing and sales capabilities, the expansion of manufacturing capabilities in the United States, and research and development of the next generation of atrial defibrillation devices. The amount and timing of the Company's future revenues and losses will be affected by, among other things, the recruitment of suitable patients, the progress of clinical trials, the timing of regulatory approvals, the rate of market acceptance of the METRIX System, and the availability of third-party reimbursement for the Company's products. The Company believes that it will incur losses at least until the METRIX System is approved for marketing in the United States.

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


RESULTS OF OPERATIONS

REVENUES

Revenues for the three and nine months ended September 30, 1996 were $90,000 and $199,000 from the sale of seven and fifteen devices respectively. Five of the devices sold were part of the United States clinical trials and the remaining ten devices were part of the European clinical trials.

During the first nine months of 1996 a total of eighteen METRIX defibrillators have been implanted, bringing the total devices implanted to date to twenty-one. The Company recognizes revenue from clinical investigations and trials following the implant of a METRIX device and acknowledgment by the clinic or hospital of its financial obligation to the Company. During 1996, the Company has not recognized revenue on three of the eighteen implants. During the first nine months of 1995, InControl had no implants and recorded no revenues.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and nine months ended September 30, 1996 were $5.8 million and $17.1 million, up from $5.3 million and $14.7 million in the comparable periods in 1995. The increases are primarily attributable to increases in personnel (130 at September 30, 1996 from 104 at September 30, 1995) and personnel-related costs, funding of preclinical and clinical research studies, depreciation of equipment, and expansion of United States manufacturing capabilities. Included in the year to date personnel related costs is a $340,000 one-time compensation expense, taken in the second quarter, resulting from bonus payments to individuals who participated in an employee stock ownership plan. The participating employees elected to receive payment of the bonus by offsetting principal and accrued interest of certain loans owed to the Company.





                    Page 7 of 11 sequentially numbered pages

MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES

Marketing and general and administrative expenses for the three and nine months ended September 30, 1996 were $1.6 million and $5.3 million, up from $1.3 million and $3.4 million in the comparable periods in 1995. The increases are primarily attributable to the increase in personnel (33 at September 30, 1996 from 25 at September, 1995), and personnel-related costs and supplies and facilities costs. Included in the year to date personnel related costs is a $240,000 one-time compensation expense, taken in the second quarter, resulting from bonus payments to individuals who participated in an employee stock ownership plan. The participating employees elected to receive payment of the bonus by offsetting principal and accrued interest of certain loans owed to the Company.


INTEREST INCOME AND INTEREST EXPENSE

For the three and nine month periods ended September 30, 1996 the Company generated $694,000 and $1.6 million of interest income as compared to $401,000 and $1.2 million for similar periods ended September 30, 1995. Increases in interest income from prior year periods resulted from increased average balances of cash, cash equivalents and securities available for sale. The increase in average investment balances resulted from a public offering of common stock completed April 23, 1996.

For the three and nine month periods ended September 30, 1996, the Company incurred $104,000 and $340,000 of interest expense as compared to $132,000 and $390,000 for similar periods ended September 30, 1995. Changes in interest expense, which were not material, relate to the extent of the Company's reliance on capital lease financing.


PRODUCT DEVELOPMENT AND DISTRIBUTION AGREEMENTS WITH THIRD PARTIES

The Company has entered into a product development and supply agreement with Procath Corporation, a wholly owned subsidiary of EPMedSystems, Inc. EPMedSystems is a manufacturer and supplier of a range of cardiac electrophysiology products, including catheters designed for internal cardioversion. Under the terms of the agreement, Procath will manufacture a new InControl temporary atrial defibrillation catheter.

Under separate, non-exclusive distribution agreements, InControl has agreed to distribute EPMedSystems' ALERT atrial defibrillation system in certain specified international markets and the ALERT Companion, an external defibrillation energy source, on a worldwide basis. The product development and supply agreement along with the distribution agreements require no material financial commitments of InControl.


LIQUIDITY AND CAPITAL RESOURCES

InControl has financed its operations since inception through the sale of common and preferred stock, interest income on the invested proceeds of such sales, and the use of equipment lease financing. In April 1996, the Company completed a public offering of three million shares of common stock at a price of $16.50 a share. After issuance costs of approximately $3.3 million, the Company realized net proceeds of $46.2 million. Through September 1996, the Company has raised net proceeds totaling $128.0 million through the sale of common and preferred stock, and has generated $5.0 million of interest income on the invested proceeds of such offerings. Since its inception, the Company has invested $10.9 million in equipment and leasehold improvements and has financed $5.9 million of these investments through capital leases.

At September 30, 1996, the Company had cash, cash equivalents, and securities available for sale totaling $44.4 million, compared to a balance of $19.2 million at December 31, 1995. The increase was primarily due to the net proceeds of $46.2 million from the sale of common stock offset by: $19.8 million in operating expenditures, $1.4 million in purchases of property and equipment not financed through capital leases, and $665,000 on payments of capital leases.





                    Page 8 of 11 sequentially numbered pages

The Company anticipates that its existing capital and the interest thereon will enable it to sustain operations into the second quarter of 1998. The Company will require substantial capital resources to support clinical trial activities, the expansion of marketing and sales capabilities, the expansion of manufacturing capabilities in the United States, and research and development of the next generation of atrial defibrillation devices and other products.
The Company's future capital requirements will depend on many factors, including the recruitment of suitable patients, the progress of clinical trials, the timing of regulatory approvals, the rate of market acceptance of the METRIX System, and the availability of third-party reimbursement for the Company's products. The Company may need to seek additional funding, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding may require the Company to delay, reduce, or eliminate certain of its research and development activities, planned clinical trials, and manufacturing and administrative programs.





                    Page 9 of 11 sequentially numbered pages

PART II:   OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

a)    Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended September 30, 1996.





                   Page 10 of 11 sequentially numbered pages

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INCONTROL, INC.
                                        (Registrant)




Dated:________________________          By:_____________________________________
                                           Donald F. Seaton III
                                           Vice President, Finance,
                                           Chief Financial Officer and Secretary
                                           (Authorized Officer and Principal
                                           Financial Officer)





                   Page 11 of 11 sequentially numbered pages