Form 10-K405
period 1996-12-31
INCONTROL INC
filed 1997-03-27
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                    FORM 10-K

    ( X ) Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the year ended December 31, 1996
                                       or

    (  )  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from               to

                         Commission file number 0-24540


                                 INCONTROL, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                           91-1501619
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification Number)


                            6675 - 185TH AVENUE N.E.
                             REDMOND, WA 98052-6734
                                 (206) 861-9800
   (Address and telephone number of registrant's principal executive offices)

                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of exchange on which registered
       -------------------          ------------------------------------
             None                              Not applicable


           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
    Yes    (  X  )             No     (     )
           ------                      -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
                                  -----
    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's Common Stock on March 20, 1996, as reported on the Nasdaq National Market, was $117,197,147.

    As of March 20, 1996, there were 17,015,513 shares of the registrant's Common Stock outstanding.

    Portions of the registrant's Proxy Statement relating to its 1997 annual meeting of stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1996.

                                 INCONTROL, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                                     PAGE NO.
                                                                                     --------
   Item 1.   Business ..................................................................1
                Business of the Company ................................................1
                Products ...............................................................2
                Clinical Affairs and Sales .............................................4
                Manufacturing ..........................................................5
                Marketing ..............................................................5
                Competition ............................................................6
                Patents and Proprietary Rights .........................................6
                Government Regulation ..................................................7
                Employees ..............................................................8
                Important Factors Regarding
                    Forward-Looking Statements .........................................8

   Item 2.   Properties ...............................................................12

   Item 3.   Legal Proceedings ........................................................12

   Item 4.   Submission of Matters to a Vote of the Security Holders ..................12

                                     PART II

   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ....13

   Item 6.   Selected Consolidated Financial Data .....................................14

   Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations ....................................................15

   Item 8.   Financial Statements and Supplementary Data ..............................17

   Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure .....................................................32

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant .......................32

   Item 11.  Executive Compensation ...................................................32

   Item 12.  Security Ownership of Certain Beneficial Owners and Management ...........32

   Item 13.  Certain Relationships and Related Transactions ...........................32

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........33

                                     PART I


ITEM 1. BUSINESS

Certain statements within the following description of the business of the Company and elsewhere in the Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. See "--Important Factors Regarding Forward-Looking Statements"

BUSINESS OF THE COMPANY

Founded in 1990, InControl, Inc. (the "Company" or "InControl") is a leader in the development of therapeutic devices for the treatment of atrial fibrillation ("AF"), a common heart rhythm disorder. The Company's first product, an automatic implantable atrial defibrillation system (the "METRIX(TM) System"), which includes an implantable device (the "METRIX device"), a transvenous lead system (the "PERIMETER(R) Lead System"), the Defibrillator System Analyzer (the "DSA") and the INCONTROL(R) Programmer (the "Programmer") entered clinical trials in the United States and Europe during 1996. The Company is also developing a line of other products known collectively as the Temporary Atrial Defibrillation ("TAD") products. The TAD products include a family of defibrillation catheters ("TADCATH" products), and temporary pacing and defibrillation heartwires ("TADPOLE" heartwires). The TADPOLE heartwires entered clinical trials in Europe and Canada in late 1996.

AF is a common heart arrhythmia. The Company estimates that in each of the United States and Europe approximately 2,000,000 people suffer from AF; approximately 160,000 new cases develop annually, and the disease accounts for hospitalization more often than any other heart rhythm disorder. It is also estimated that temporary post-surgical AF occurs in up to 1/3 of patients who have undergone thoracic surgery. There are approximately 400,000 such surgeries performed annually in the United States and the Company believes that a like number are performed in Europe. AF is a condition in which the regular pumping action of the atria, or upper chambers of the heart, is replaced by disorganized quivering caused by chaotic conduction of electrical signals in the atria. Although not immediately life threatening, this disease may cause up to a 30% reduction in cardiac output, resulting in symptoms such as shortness of breath, fainting, fatigue, and reduced exercise capacity. Moreover, AF significantly increases the risk of stroke. The American Heart Association estimates that 75,000 strokes per year in the United States are related to AF. In addition to these clinical consequences/complications, patients who suffer post-surgical AF can require extended hospital stays for up to five days resulting in increased costs for health care providers.

The Company believes that the METRIX System will be best suited for the treatment of patients with symptomatic persistent episodes of AF who are drug refractory and at risk for stroke. For these patients, it may offer significant advantages over current therapies, including reduced morbidity, decreased mortality risk, fewer adverse side effects and more effective and prompt treatment of AF. These therapies consist mainly of the administration of a combination of pharmaceuticals and external electrical cardioversion. Less frequently, AF is treated by permanent destruction of the heart's normal atrial-ventricular conduction system (a process known as ablation) accompanied by pacemaker implantation, and occasionally by open-heart surgery. All of these therapies present certain risks and side effects, with generally none being reported to be completely effective. With both antiarrhythmic pharmaceuticals and external cardioversion, AF recurs in a substantial percentage of patients treated. In addition, studies have indicated that antiarrhythmic pharmaceuticals may be associated with adverse side effects, including an increased risk of life-threatening ventricular arrhythmias. The Company believes that the TADCATH products will serve patients with similar AF characteristics as will be served by the METRIX System, in a non-implanted, temporary therapeutic protocol. InControl anticipates that certain of the patients successfully treated with the TADCATH products will become candidates for METRIX device implants. The TADPOLE heartwires are designed for treatment of temporary procedurally induced AF suffered by patients after thoracic surgery procedures, including coronary artery bypass grafts ("CABG") and valve replacement surgery.

InControl has successfully completed trials of prototypes of the device implanted in animals as well as clinical trials in Europe with an external emulator of the device and a limited clinical trial of the METRIX System in the United States, under a non-implanted (acute) clinical protocol, pursuant to an Investigational Device Exemption ("IDE") granted by the United States Food and Drug Administration (the "FDA"). In 1996, InControl received approval from the FDA to begin clinical trials of the METRIX System in three investigational centers, and since expanded to four centers under an implanted clinical protocol. These trials began in April 1996. In addition, in early 1996, the Company received permission from regulatory authorities in Europe to begin clinical trials of the METRIX System to gather data required for obtaining the conformite europeenne ("CE") mark, or European regulatory approval. These trials also began in April 1996. The Company expects that in early 1997 it will file for permission from the FDA to expand its United States trials to include more patients in its existing centers and additional centers. InControl also expects to be able to file with regulatory authorities in Europe, in the first half of 1997, the required data to obtain the CE mark.

During 1996, InControl introduced into its ongoing clinical trials its second generation METRIX device, the METRIX 3020, to replace the Company's initial device, the METRIX 3000. With the introduction of the new device, the Company also modified the DSA and the Programmer to accommodate the METRIX 3020 in addition to the METRIX 3000. The principal difference between the first and second generation METRIX devices is a doubling of the device's available energy for therapy, made possible by increased capacitance and a change in the waveform, which the Company believes, and early clinical data indicate, results in increased patient tolerability. The first implants of the METRIX 3020 were performed in September of 1996 in Europe.


PRODUCTS

METRIX(TM) System

The METRIX System is comprised of four components: the METRIX 3020 implantable atrial defibrillator, three transvenous leads, the DSA and the Programmer. Much like a pacemaker, the METRIX 3020 is designed to be surgically implanted in the pectoral region of the chest and connected to the heart via the transvenous leads. The three-lead set includes InControl's proprietary PERIMETER RA (right atrium), and PERIMETER CS (coronary sinus), shocking and sensing leads and a standard right ventricular bipolar pacing lead. The leads are designed to be positioned in the heart to optimize signal sensing and shock delivery vectors. The DSA, an external instrument, is used at the time of implant to help verify lead placement, evaluate atrial defibrillation thresholds, and determine device settings. The Programmer utilizes sophisticated digital telemetry to allow the physician to rapidly assess the implanted device on follow-up visits and is designed to easily reprogram the device, if necessary.

      METRIX 3020 Implantable Atrial Defibrillator

The METRIX 3020 is a small (approximately 53 cc, 80 grams) implantable device similar in size to a stopwatch. Maximum energy output of the device is approximately 6 joules. For most patients the device is expected to last approximately four years, although this period will vary by patient depending on the programming of the device and therapy required. The device is designed to be replaced as needed; procedures for device replacements are expected to be similar to the procedures followed for pacemaker replacements. Proprietary technology is incorporated in the device that is intended to optimize safety, minimize energy requirements for atrial defibrillation and for device operation and provide a digital telemetry link with the Programmer.

The METRIX 3020 is designed to detect the presence of AF, confirm the persistence of the arrhythmia, deliver a low-energy synchronized shock on a safe R-R interval (heartbeat to heartbeat interval), monitor the heart and initiate post-shock ventricular back-up pacing if required, store relevant electrocardiograms and reinitiate the therapy cycle if patient's heart has not been converted to normal heart rhythm. Once normal heart rhythm is restored, the device is designed to reset and reinitiate the therapy cycle when AF is again detected. To optimize shock safety, the device incorporates patented redundant ventricular sensing channels designed to enhance shock synchronization. In addition, proprietary technology incorporated into the device will enable it to be programmed to emit a very low-energy output warning signal, if desired by the patient and physician, to alert the patient when a therapeutic level shock is about to be delivered. To minimize defibrillation energy requirements and shock intensity, the device utilizes a proprietary biphasic shock waveform generated by a single capacitor. To minimize the device's power consumption and to maximize its life, InControl has incorporated a proprietary approach to intermittently power-up the microprocessors at preprogrammed intervals and has patented a means to charge the capacitor efficiently in preparation for shock delivery.

     PERIMETER Transvenous Sensing and Defibrillation Lead System

Three permanent transvenous leads, providing what InControl believes to be a unique three-way view of the electrical conduction system of the heart, are attached to the heart and connected to the METRIX 3020. One lead each is positioned in the coronary sinus, the right atrium and the right ventricle. InControl has developed a proprietary single electrode sensing and shocking lead for the coronary sinus, the PERIMETER CS lead. The PERIMETER CS lead is designed with a pre-formed helical shape to improve fixation in the coronary sinus. The PERIMETER RA lead is a single electrode sensing and shocking lead designed for fixation in the right atrium. These two leads provide a bipolar system for both sensing and shock delivery. A third lead, a standard right ventricular bipolar pacing lead, provides cardiac signals needed for shock synchronization, rhythm discrimination and post-shock back-up ventricular pacing.

     Defibrillator System Analyzer and Programmer

A pen-based touch screen computer serves as the system platform for the DSA and the Programmer. The Company has designed innovative displays for device-programming parameters, and electrogram, as well as AF episode data. The DSA emulates the implanted device and will allow the implanting physician to verify proper lead placement and performance, test initial device settings and determine the patient's atrial defibrillation threshold prior to device implantation. The Programmer allows the physician to assess and adjust device performance at follow-up evaluations and prints selected data and electrogram information for patient chart documentation. Employing proprietary technology, the Programmer transfers information to or from the METRIX 3020, via digital wireless communication. Each implant center will be equipped with a DSA and a Programmer.

TAD Products

The TAD Products include TADCATH products and TADPOLE heartwires. The TADCATH products are a family of temporary atrial defibrillation catheters being designed for use in an acute clinical setting. The TADPOLE heartwires are being designed for use to defibrillate the atria of patients who are suffering from temporary AF as a result of thoracic surgery procedures and also to allow for cardiac pacing, if needed, in these patients.

     TADCATH--temporary atrial defibrillation catheters

The TADCATH products are a family of defibrillation catheters being designed and developed by InControl and, in certain instances, in cooperation with selected suppliers. The TADCATH 7903 temporary catheter has been used as part of the pre-implant testing associated with the METRIX System clinical trials. The Company anticipates designing and developing other catheters with varied electrode and design configurations as may be required by the Company's customers or its clinical research staff. The Company believes that these products will provide physicians and patients a therapeutic alternative for the acute temporary treatment of AF, particularly those patients who have failed external cardioversion. InControl also believes that use of these products at implant centers will help to identify patients with AF characteristics that would make the patient suitable for a METRIX device implant. The Company believes that these products will be classified as pre-amendment devices by the FDA and as such will be subject to the 510(k) approval process. There can be no assurances, however, that these products will be classified as pre-amendment devices and may be subject to the FDA's PMA approval process which would delay commercialization of these products. (See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals").

     TADPOLE--temporary atrial defibrillation and cardiac pacing heartwires

TADPOLE is a proprietary system of temporary cardiac pacing and atrial defibrillation heartwires designed and developed by InControl to serve patients who suffer from AF as result of thoracic surgical procedures including CABG and valve replacement procedures. The TADPOLE heartwires are designed to be placed post-surgery on the heart. This procedure for the placement of the heartwires is anticipated to be similar to that utilized by cardiovascular surgeons to place temporary cardiac pacing heartwires. Each patient will receive at least two TADPOLE heartwires. The heartwires are then attached to a temporary pacemaker or to an external defibrillation energy source if the patient requires either pacing or atrial defibrillation during the post-operative recovery time period. The TADPOLE heartwires are designed to be removed via simple manual traction prior to the patient's discharge from the hospital. The Company believes that the TADPOLE heartwires will be classified as pre-amendment devices by the FDA and as such will be subject to the 510(k) approval process. There can be no assurances, however, that the TADPOLE heartwires will be classified as pre-amendment devices and may be subject to the FDA's PMA approval process which would delay commercialization of the TADPOLE heartwires. (See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals")

     Next generation atrial defibrillators and leads/Other products under development

InControl is also working on newer generations of atrial defibrillators and transvenous leads. Future generations of atrial defibrillators are expected to be designed to be smaller, lighter and have a longer battery life. Future devices may also offer broader therapy to serve both patients suitable for the METRIX 3020 as well as to possibly address larger patient populations. The Company is also developing new PERIMETER transvenous leads to improve on existing designs and to address requirements of future generations of atrial defibrillators. InControl does not anticipate introducing a new generation atrial defibrillator in 1997. The Company may introduce certain new leads in 1997. The successful introduction of such leads, like any new product introduction, is dependent upon the timing and completion of the final design work, design verification and qualification testing, component availability and manufacture. InControl invested $23.1 million, 20.1 million and $16.4 million in research and development for the years ended December 31, 1996, 1995 and 1994, respectively.


CLINICAL AFFAIRS -- CLINICAL ENGINEERING AND CLINICAL RESEARCH

The Company believes that a strong technical group that supports implanting physicians will be critical to market acceptance of the METRIX System. A clinical engineering team is in place in Europe and the United States to conduct training programs, attend implant procedures, and assist with patient follow-up and device troubleshooting.

During 1996, the Company formed a Clinical Research group. This group initiates studies into quality of life and cost of care for AF patients. InControl believes that the outcomes from such studies are important factors which will influence the rate of market acceptance and the availability of third-party reimbursement for its products in the United States and Europe. Certain of these studies are ongoing in the United States and Europe, and the Company anticipates initiating more such studies in 1997.


SALES IN THE UNITED STATES AND EUROPE

During the investigational period of the METRIX System, the number of devices and implant centers in the United States will be controlled by the FDA. Marketing and promotional activities in the United States are heavily restricted until product approval is granted. If approval to market the METRIX System in the United States is granted by the FDA, the Company intends to establish a direct sales force to serve the estimated 1,500 cardiac electrophysiologists in the United States.

The Company expects that marketing and sales activities in Europe will commence in 1997. The Company has established a subsidiary in Belgium (InControl, Europe, S.A./N.V.) which serves as its European headquarters and base for its European marketing, sales, regulatory, clinical engineering and administrative activities. InControl also has sales subsidiaries in Germany (InControl, GmbH) and France (InControl France, S.A.S.). InControl anticipates that it will add sales and marketing personnel to all three European office in 1997 and in future years in anticipation of European market release of its products in 1997 and the expected growth in customers and clinical activity. The Company plans to sell the METRIX System through a combination of a direct sales force and independent medical device distributors in Europe. InControl anticipates that a significant portion of its expected revenues in 1997 will be generated through its European operations. (See Notes to Consolidated Financial Statements--Note 9, Business Segment Information")

If approval to market the TAD Products is granted by the FDA and European regulatory authorities, InControl anticipates utilizing a combination of distribution strategies to sell the products to customers in the United States and Europe. These strategies may include utilization of a direct sales force, agreements with medical products distributors, product licensing or some combination of these approaches.

MANUFACTURING

InControl has a manufacturing facility consisting of an approximately 4,100 square foot Class-10,000 clean room and approximately 5,900 square feet of manufacturing support area at its headquarters in Redmond, Washington. The Company currently is assembling METRIX 3020 devices, leads, the DSA and the Programmer at this location. The TAD Products are currently being manufactured under contract with qualified suppliers. InControl believes that its Redmond facility will meet the Company's manufacturing capacity requirements through 1998. During 1996, InControl was re-certified to be in compliance with the International Standards Organization ("ISO") 9001 standards as well as with the quality systems requirements of the European Active Implantable Device Directive (the "AIMDD"). The Company will be required to meet and adhere to all applicable requirements of, and the Company's manufacturing facilities will be subject to periodic inspection by, both United States and European regulatory agencies.

The manufacturing process for the METRIX System consists primarily of assembly of purchased components, testing operations, sterilization and packaging. Components are purchased according to InControl's specifications from approved suppliers. A number of product components, such as hybrid circuits, batteries, integrated circuits, capacitors and transformers, are currently supplied by sole source vendors. Because of the long lead time for some components, a vendor's inability to supply such components in a timely manner and in the quantity required would have a material adverse effect on the Company's ability to manufacture its products . The Company believes that it is employing appropriate action to minimize the risk of component shortages, including entering into long-term and volume commitments and stockpiling some key materials required for production of its products.


ATRIAL DEFIBRILLATOR MARKET

The Company expects that during the initial phase of market development, in both the United States and Europe, the decision to treat a patient with the METRIX 3020 will be made primarily by cardiac electrophysiologists ("EPs"), specialists in the management of patients with persistent rhythm disorders. InControl also expects that in the initial phases of market development of the TADCATH products the decisions to utilize the TADCATH products will also be made by the EPs.

Today, the majority of patients with AF are cared for by their general practitioner, internist or cardiologist. Because there have been few new electrophysiology-based therapies for AF, referral of patients to cardiac electrophysiologists has been limited. The Company believes that, with the introduction of the METRIX 3020, treatment referral patterns to electrophysiologists will develop similar to referrals to electrophysiologists for patients with persistent ventricular arrhythmias and for patients with heart rhythm disorders responsive to ablation techniques.

The Company estimates that there are currently 1,500 electrophysiologists who practice at 600 centers in the United States, and 500 electrophysiologists who practice at 200 implant centers in Europe. The Company's initial marketing and sales activities will concentrate on electrophysiologists based in those centers most active in the implantation of ICDs.

The Company believes that the key to adoption of the METRIX System as a new therapy will be positive clinical experience as well as continued research and publication of results by leading electrophysiology academic researchers. In addition to a strong clinical and research base, the Company believes that the commercial success of the METRIX System will require active marketing and sales efforts to build name and brand loyalty and the development of a strong clinical engineering team to support physicians at implanting centers.

POST OPERATIVE ATRIAL DEFIBRILLATION AND CARDIAC PACING HEARTWIRE MARKET

The Company expects that the decision to use TADPOLE heartwires will be made by cardiovascular surgeons and their staff. The Company believes that this is similar to the process that currently exists for the post-operative cardiac pacing heartwires. InControl estimates that there are approximately 1,000 cardiac surgery centers in the United States and another 400 in Europe. The Company's initial marketing and sales activities will concentrate on the centers with the largest number on surgical procedures in each geographical area.

The Company believes that the key to adoption of the TADPOLE heartwires as a new therapy will be positive clinical experience, including efficacy, safety and ease of use, as well as publication of early clinical results by leading cardiovascular surgery academic researchers. In addition to a strong clinical and research base, the Company believes that the commercial success of the TADPOLE heartwires will require active marketing and sales efforts to build name and brand loyalty and the development of adequate supply and distribution capabilities.

COMPETITION

METRIX System and TADCATH Products

The METRIX System is a new technology that must compete with other more established treatments for AF such as pharmaceuticals, external electrical cardioversion, ablation accompanied by pacemaker implantation and open-heart surgery. Furthermore, although currently no implantable device is being marketed to treat AF, InControl believes that manufacturers of ICD's and pacemakers are developing dual-chamber defibrillator systems that will be used to treat patients with both ventricular and atrial arrhythmias and may be marketed to patients who have only AF. In addition, these and other companies, academic institutions, governmental agencies and other research organizations may be pursuing alternative approaches to the treatment of AF. The Company believes that the primary competitive factors in the market for the treatment of symptomatic AF are therapeutic efficacy, safety and patient acceptance.

TADPOLE heartwires

The TADPOLE heartwires represent a new technology that must compete with existing treatments for temporary post-surgical AF. Existing treatments are primarily pharmaceuticals and watchful waiting. Furthermore, although currently no defibrillation heartwires are being marketed to treat temporary post-surgical AF, InControl believes that manufacturers of cardiac pacing heartwires may be attempting to develop systems that will be designed to be used to treat patients suffering from temporary post-surgical AF. In addition, these and other companies, academic institutions, governmental agencies and other research organizations may be pursuing alternative approaches to the treatment of temporary post-surgical AF. The Company believes that the primary competitive factors in the market for the treatment of temporary post-surgical AF are therapeutic efficacy, safety, distribution capabilities and cost competitiveness.

PATENTS AND PROPRIETARY RIGHTS

InControl is committed to developing and protecting its intellectual property. The Company files patent applications to protect innovative technology, inventions and innovative improvements that are significant to the development of its business. InControl has 49 United States and 16 non-United States patents issued , and 16 United States and 82 non-United States patent applications pending, covering various aspects of the Company's technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products and processes. The Company also relies on trade secrets and know-how that it seeks to protect, in part through confidentiality agreements with employees, consultants and other parties.

The segment of the medical device industry that includes implantable defibrillator systems has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce patents issued to InControl, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of proprietary rights of others. Such litigation may result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in any such litigation could subject InControl to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. (See "--Important Factors Regarding Forward-Looking Statements--Industry History of Patent Litigation; Dependence on Patents and Proprietary Rights").

The Company has six federally registered marks in the United States:
InControl(R), InControl(R) and Design, a miscellaneous design (a stylized heart with a trailing catheter), InC(R), AAD(R), and PERIMETER(R) and has obtained registrations in several foreign countries for the marks InControl(R) and InControl(R) and Design. InControl also has pending applications for registration of the marks METRIX(TM), PERIMETER SOLO(TM), TADCATH(TM), TADPOLE(TM), ATRIOVERTER(TM) and ATRIOVERSION(TM), in the United States.

GOVERNMENT REGULATION

UNITED STATES

Under the Federal Food, Drug and Cosmetic Act (the "FDC Act"), the METRIX System is a Class III medical device, subject to the most stringent FDA review to ensure that the device is safe and effective before commencement of marketing, sales and distribution in the United States. The FDA regulates the research, development, manufacturing, packaging, labeling, distribution, promotion and post-market surveillance of medical devices in the United States. Preclinical studies of medical devices must be conducted in conformity with the FDA's Good Laboratory Practice regulations. In addition, state and local permits may be required under regulations relating to laboratory activities. During 1996, the Company filed an Investigational Device Exemption ("IDE") application with the FDA to begin human clinical trials of the METRIX System in the United States. The IDE application was approved and human clinical trials began in April 1996. These clinical trials are being managed in compliance with the FDA's regulations regarding institutional review board approval and informed consent.

After completing the clinical trials, the Company must submit a premarket approval ("PMA") application that is supported by extensive data, including preclinical and clinical trial data, to prove the safety and effectiveness of the device. In addition, the Company must submit a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. In addition, modifications may be made to the METRIX System to enhance its functionality and performance based upon new data and design review that may necessitate additional FDA clearances or approvals.

If the PMA application is approved and the Company markets the METRIX System, the Company will be required to register with the FDA and to submit device listing information for products in commercial distribution. The Company will be inspected on a routine basis by the FDA for compliance with Good Manufacturing Practice regulations with respect to manufacturing, testing, distribution, storage and control activities. Labeling and promotional activities will be subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The Company will be required to establish and maintain a system for tracking the METRIX System through the chain of distribution to the patient level, to conduct post-market surveillance and to provide periodic reports containing safety and effectiveness information.

In addition, the Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or the device malfunctioned and the device or any other device marketed by the Company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

If, as a result of FDA inspections, MDR reports or information derived from any other source, the FDA believes that the Company is not in compliance with the law, the FDA can refuse to clear or approve applications to market the product in the United States or to allow the Company to enter into government supply contracts; withdraw previously approved applications; require notification to users regarding newly found unreasonable risks; request repair, refund or replacement of faulty devices; request corrective advertisements, institute formal recalls or temporary marketing suspension; or institute legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against the Company, its officers or employees. Civil penalties for FDC Act violations may be assessed by the FDA in lieu of or in addition to instituting legal action. Any such action by the FDA could result in disruption of the Company's operations for an indeterminate time. Various states in which the Company's products may be sold in the future may impose additional regulatory requirements. (See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals").


EUROPE

InControl intends to pursue product registration in Europe simultaneously with its efforts in the United States. The Company intends to obtain the CE mark for the METRIX System under the AIMDD, which will permit the METRIX System to be marketed in countries that are members of the European Community and the European Free Trade Association, subject to authorization at local government levels. Pursuant to this plan, InControl is working with TUV Munich, an organization authorized to certify that InControl is in compliance with the AIMDD (the "Notified Body") and issue a safety opinion as to InControl's satisfaction of requirements under the AIMDD. InControl initially received notification of such certification in mid-1995 and also received certification that the Company is in compliance with ISO 9001. Such certifications must be obtained each year for the Company to remain eligible to affix the CE mark to the METRIX System and the Company received such required re-certifications in 1996.

In April 1996, after meeting all requirements of the qualification standards of the AIMDD, receiving a safety opinion from the Company's Notified Body and having filed formal notifications with the regulatory agency with authority over the approval of medical devices, the Company began clinical investigation of the METRIX System in Europe. At the conclusion of the trial, results of the trial will be submitted to the Notified Body for evaluation. Once the Notified Body has tested the device for compliance with the AIMDD and has evaluated the results of the clinical trials and the program designed to monitor manufacturing quality, the device will be certified if the Notified Body determines that the device and the manufacturing process comply with the requirements of the AIMDD. If such certification is received, the CE mark may be affixed to the product labeling. InControl anticipates receiving approval to affix the CE mark in mid-1997. (See "--Important Factors Regarding Forward-Looking Statements-- Extensive Governmental Regulation and Uncertainty of Product Approvals").

EMPLOYEES

As of December 31, 1996, the Company had 169 employees. None of the Company's employees are covered by collective bargaining agreements, and management believes that its relationship with its employees is good.


IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time.

     EXTENSIVE GOVERNMENTAL REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

The manufacture and sale of medical devices intended for human use are subject to extensive governmental regulation in the United States and in other countries. In the United States, medical devices such as the METRIX System must undergo rigorous preclinical studies and clinical testing and an extensive FDA approval process before they can be marketed. Similar requirements are imposed by other countries. The METRIX System has not obtained regulatory approval to be marketed in any country. There can be no assurance that clinical implant trials in the Unites States or other countries will demonstrate that the METRIX System is safe and effective. Implantable medical devices in Europe must be certified under the AIMDD prior to marketing. Although the Company anticipates obtaining approval to affix the CE mark to the METRIX System in mid-1997, the time required for completing such testing and obtaining such approvals is uncertain and will depend on numerous factors, including the performance of the implanted device in humans. The Company expects it will file for permission from the FDA to expand its United States trials to include additional patients and investigational centers, but completion of United States clinical trials of the METRIX System may take several years. Completion of European and United States clinical trials may take longer than expected and will require the expenditure of substantial resources. The time required for completing clinical trials will depend on a number of factors, including the performance of the device when it is implanted in humans and the rate at which patients can be recruited. Approval may never be obtained from the FDA or from authorities in other countries. In addition, delays or rejections may be encountered based on changes in FDA policy or regulations during the period of product development and FDA regulatory review of each submitted application. Similar delays may also be encountered in other countries. There can be no assurance that the Company will obtain the required regulatory clearance or approval for the METRIX System on a timely basis, if at all. If regulatory clearance or approval of a product is granted, such clearance or approval may entail limitations on the indicated uses for which the METRIX System may be marketed, which may restrict the patient population on which the METRIX System may be used. Medical devices are also subject to strict regulations regarding manufacturing, marketing and distribution, including, in the United States, periodic audits and surveillance by the FDA of the manufacturing facilities of device manufacturers to determine their compliance with GMP regulations and, in Europe, annual certification of compliance with the quality systems requirements of the AIMDD. The failure of the Company to comply with GMP regulations could result in penalties or enforcement proceedings being imposed on the Company, including the recall of a product or a "cease distribution" order requiring the Company to stop distributing products in the United States and for export from the United States. The loss of the Company's AIMDD quality systems certifications could prevent the Company from distributing its products in Europe. The Company also will be required by the FDA to maintain a system for tracking patients implanted with the METRIX device and transvenous leads to conduct post-market surveillance and to provide periodic reports containing safety and effectiveness information. If the FDA believes the Company is not in compliance with applicable law, the FDA can institute legal proceedings to detain or seize products, enjoin future violations or access civil and criminal penalties. Any such action by the FDA could result in disruption of the Company's operations for an indeterminate time. There can be no assurance that the Company will be able to attain or maintain compliance with GMP or AIMDD requirements. Failure to obtain regulatory approvals or to either attain compliance with GMP requirements or maintain compliance with the requirements of the various regulatory agencies would have a material adverse effect on the Company's ability to manufacture, market and distribute its products and therefore on its business, financial condition and ability to market the METRIX System as currently contemplated. See "Business-- Manufacturing" and "--Governmental Regulation."

     MARKET ACCEPTANCE; SUBSTANTIAL DEPENDENCE ON SINGLE PRODUCT

Even if regulatory approval to market the METRIX System is obtained, there can be no assurance that the METRIX System will gain market acceptance. Currently, there are no implantable devices on the market to treat AF. The METRIX System is a new approach to the treatment of AF and the timing and rate of adoption of new medical technology cannot be predicted. Substantial clinical experience with the METRIX System will be required to address safety, efficacy and patient tolerance concerns such as ventricular proarrhythmia and potential shock discomfort. There can be no assurance that these and other concerns will be adequately addressed. Since the Company anticipates that for the foreseeable future it will be substantially dependent on the successful development and commercialization of the METRIX System, failure of the Company to successfully develop and commercialize the METRIX System would have a material adverse effect on the Company's business, financial condition and results of operations.

     HISTORY OF LOSSES; FUTURE LOSSES AND CAPITAL NEEDS

The Company has not generated significant revenues from product sales since its incorporation in November 1990. As of December 31, 1996, the Company had an accumulated deficit of approximately $87.6 million. The Company expects to incur substantial additional losses, at least until the METRIX System is approved for marketing in the United States, attributable primarily to the Company's clinical trial activities, expansion of European operations, expansion of manufacturing and marketing capabilities and continuing research and development activities. The amount and timing of the Company's future revenues and losses will be affected by, among other things, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the availability of third-party reimbursement for the Company's products, the rate of market acceptance and adoption of the METRIX System, the costs associated with increases in marketing and sales capabilities in the United States and Europe, the costs associated with the development of manufacturing capabilities, the costs associated with its product development efforts and the status of competing products. There can be no assurance that the Company will ever achieve profitability or generate significant product revenues sufficient to offset the Company's losses. The Company will be required to obtain additional funding through public or private financing, including equity financing, from time to time. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If funding is insufficient, the Company will be required to delay, scale back or eliminate certain of its research and development, clinical, marketing and manufacturing programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     DEPENDENCE ON REIMBURSEMENT

Successful sales of the METRIX System in the United States and Europe will depend on the availability of reimbursement from third-party payors such as government and private insurance plans. There is significant uncertainty concerning third-party reimbursement of investigational and newly approved healthcare products, and there can be no assurance that third-party reimbursement will be made available for the METRIX System or that any third-party reimbursement that is obtained will be adequate. Government and other third-party payors are increasingly scrutinizing patient indications for medical device therapy and limiting coverage. The United States Health Care Financial Administration has entered into an interagency agreement with the FDA pursuant to which the FDA will place all IDEs that it approves into one of two categories, "Category A" or "Category B." The METRIX System has been designated a Category A device. Category A devices are innovative devices believed to be in class III (the class of medical devices subject to the most stringent FDA review) for which initial questions of safety and effectiveness have not been resolved for the device type and will not be eligible for Medicare reimbursement. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the METRIX System, the Company's business, financial condition and ability to market the METRIX System as currently contemplated would be materially adversely affected. See "Business--Third-Party Reimbursement."

     SIGNIFICANT COMPETITION

The METRIX System is a new technology that must compete with the established treatments for AF: pharmaceuticals, external electrical cardioversion, atrioventricular node ablation accompanied by pacemaker implantation and open-heart surgical ablation. Furthermore, although currently no implantable device is being marketed to treat AF, certain manufacturers of implantable ventricular defibrillators and pacemakers are developing dual-chamber defibrillator systems that will be used to treat patients with both ventricular and atrial arrhythmias and may be marketed to patients who have only AF. Some of the Company's competitors are also researching other approaches to the treatment of AF, including endocardial ablation and preventative pacing techniques. In addition, other companies and research organizations, academic institutions and governmental agencies may be pursuing alternative approaches for the treatment of AF. These entities may market products to treat AF either on their own or through collaborative efforts. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products than the Company. The Company's competitors may develop new technologies and products that are available for sale prior to the METRIX System or that are more effective than the METRIX System. In addition, competitive products may be manufactured and marketed more successfully than the METRIX System. Such developments could render the METRIX System less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and ability to market the METRIX System as currently contemplated.

     DEPENDENCE ON SOLE SOURCES OF SUPPLY

The Company relies on outside vendors to manufacture certain major components used in the METRIX System. A number of significant components, such as hybrid circuits, batteries, integrated circuits, capacitors and transformers, are supplied by sole source vendors. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly hybrid circuits and batteries, cannot be accomplished quickly. In addition, each supplier and each component must be qualified with the

FDA, and the time required for such qualification may be lengthy. The establishment of additional or replacement sources of supply would require the Company to certify the new suppliers, which in the case of certain components would cause a delay in the Company's ability to manufacture the products. The Company's inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers would have a material adverse effect on the Company's ability to manufacture the METRIX System and therefore on its business, financial condition and ability to market the METRIX System as currently contemplated. See "Business--Manufacturing."

     INDUSTRY HISTORY OF PATENT LITIGATION; DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

The segment of the medical device industry that includes implantable defibrillator systems has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of proprietary rights of others. Such litigation may result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in any such litigation could subject the Company to significant liability to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Moreover, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. If such licenses could not be obtained on acceptable terms, the Company could be prevented from marketing the METRIX System. Accordingly, an adverse determination in such litigation could have a material adverse effect on the Company's business, financial condition and ability to market the METRIX System as currently contemplated. The Company's success will depend in part on its ability to obtain and maintain patent protection for its technologies. There can be no assurance that issues patents or pending applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company.

     LIMITED MANUFACTURING AND MARKETING EXPERIENCE

The METRIX System has never been manufactured on a commercial scale and there can be no assurance that this product can be manufactured at a cost or in quantities necessary to make it commercially viable. There can be no assurance that the Company's reliance on others for the manufacture of its components will not result in problems with product supply. Interruptions in the availability of components would delay or prevent the development and commercial marketing of the METRIX System. The Company expects to expand its domestic manufacturing capacity and its European and domestic marketing and sales capabilities. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing and manufacturing management, direct salespersons or distributors, or that the Company's expansion efforts will be successful. In markets where the Company has entered or enters into distribution arrangements for the sale of the METRIX System, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful. See "Business--Marketing, Sales and Clinical Engineering" and "--Manufacturing."

     DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of its research and development or strategic objectives. Competition among medical device companies for highly skilled scientific and management personnel is intense. The Company's anticipated growth and expansion in areas and activities requiring additional expertise, such as clinical trials, manufacturing, marketing and sales are expected to place significant increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to recruit such personnel, loss of existing personnel or failure to develop such expertise would have a material adverse effect on the Company's business, financial condition and ability to market the METRIX System as currently contemplated.

PRODUCT LIABILITY AND PRODUCT RECALL

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although the Company maintains product liability insurance in the United States and in other countries in which the Company intends to conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. In addition, the Company has agreed to indemnify certain of its component suppliers for certain potential product liability. A successful product liability claim or product recall could inhibit or prevent commercialization of the METRIX System, or cause a significant financial burden on the Company, or both, and could have a material adverse effect on the Company's business, financial condition and ability to market the METRIX System as currently contemplated.


ITEM 2. PROPERTIES

The Company leases approximately 65,000 square feet in Redmond, Washington. These facilities contain approximately 10,000 square feet used for manufacturing and assembly with 55,000 square feet used for research, lab space and administrative offices. The facilities are leased through December 2003. The Company believes that these facilities will be adequate to meet its needs through 1999. The Company believes that it will be able to find additional space for manufacturing and research and administrative offices as needed, without an adverse impact on its operations.

The Company also leases approximately 4,000 square feet in Brussels, Belgium for use as its European headquarters offices and 1,100 square feet in Lyon, France for use as the Company's French sales office.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its properties are currently subject to any material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the Nasdaq National Market under the symbol INCL. The following table sets forth, for the period since January 1, 1995, the high and low sales prices of the common stock on the Nasdaq National Market as reported in published financial sources. These prices reflect inter-dealer prices, without retail mark-up or commission, and may not necessarily represent actual transactions.

           Year                                            High            Low
           ----                                            ----            ---
           1995
              First quarter                                $10 1/4         $ 9 1/2
              Second quarter                               $10             $ 8 3/4
              Third quarter                                $14 1/2         $ 9 1/4
              Fourth quarter                               $18 1/2         $11 1/4
           1996
              First quarter                                $18             $13 3/4
              Second quarter                               $17             $11 1/4
              Third quarter                                $12 1/8         $ 8
              Fourth quarter                               $10 3/8         $ 7 1/8
           1997
              First quarter  (through March 20, 1997)      $10 1/4         $ 6 3/4

As of March 20, 1997, there were approximately 200 holders of record of the common stock (which does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include such a brokerage house or clearing agency as one holder of record).

The Company has never paid cash dividends on its common stock. The Company currently intends to retain all earnings, if any, for future growth and, therefore, does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                            1996            1995           1994           1993              1992
                                            ----            ----           ----           ----              ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues from clinical trials:        $       306     $        25     $       --     $       --           $    --
Expenses:
  Research and development                 23,112          20,117         16,424          9,053             3,843
  Marketing and general and
    administrative                          7,152           4,648          2,796          1,478               839
                                      -----------     -----------     ----------     ----------           -------
                                           30,264          24,765         19,220         10,531             4,682
Interest expense                              440             485            566            279               154
Interest income                            (2,131)         (1,512)          (990)          (546)             (350)
                                      -----------     -----------     ----------     ----------           -------
Net loss                                  $28,267     $    23,713     $   18,796     $   10,264           $ 4,486
                                      ===========     ===========     ==========     ==========           =======
Historical
  Net loss per share(1)               $      1.77     $      1.83     $     3.33     $     3.58
                                      ===========     ===========     ==========     ==========
  Shares used in computation of
    historical net loss per share(1)   15,966,399      12,934,553      5,644,504      2,863,680
                                      ===========     ===========     ==========     ==========


                                            1996            1995           1994           1993              1992
                                            ----            ----           ----           ----              ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash, cash equivalents and
  securities available for sale       $    37,002     $    19,214     $   30,444     $   19,774           $10,130
Total assets                               45,917          27,470         37,203         24,354            11,819
Long-term obligations, less
  current portion                           1,419           2,264          2,294          1,659               889
Total stockholders' equity(2)              41,026          22,192         32,333         21,275            10,337

(1) Historical per share amounts are computed on the basis described in Note 1 of the Notes to Consolidated Financial Statements.

(2) No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Factors that could affect the Company's financial results are described in the following paragraphs and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See "Business--Important Factors Regarding Forward Looking Statements."


OVERVIEW

Since the commencement of operations in November 1990, InControl has been engaged in the design, development and manufacture of implantable atrial defibrillators and related products including transvenous defibrillation leads and temporary defibrillation catheters. During this period, the majority of the Company's resources have been devoted to research and development activities related to the METRIX System. Through December 1996, the Company had accumulated a deficit of approximately $87.6 million. The Company expects to incur substantial additional losses in the near future as any moderate increase in revenues from expanding clinical trials and expected limited commercial release of the Company's products should be more than offset by increases in the Company's expenses. Increases in expenses will be due primarily to the InControl's continuing investment in research and development efforts, the additional expenses of the increases in clinical trial activities, the expansion of European and domestic marketing and sales capabilities and increasing domestic manufacturing activity. The amount and timing of the Company's future revenues and, as a result, the amount and timing of the Company's future losses will be affected by, among other things, the recruitment of suitable clinics and patients, the progress of clinical trials, the timing of regulatory approvals, the rate of market acceptance of the Company's products, and the availability of third party reimbursement for the Company's products. The Company believes that it will incur losses at least until the METRIX System is approved for marketing in the United States.


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

REVENUES

In 1996, the Company recorded revenues from clinical trials of approximately $306,000 from the sale of METRIX devices and accessories versus $25,000 in 1995 due to an increase in the number of devices implanted. The Company had no revenues in any prior periods.

InControl anticipates that its revenues in 1997 will increase moderately as a result of the Company's efforts to expand its clinical trial activities and by the anticipated limited commercial release of its products in Europe. The Company currently recognizes revenue from clinical investigations and trials following the implant of a METRIX device and accessories and acknowledgment by the clinic or hospital of its financial obligation to the Company. Following commercial release of products the Company anticipates recognizing revenue consistent with applicable regional, national and industry commercial practices.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $23.1 million, $20.1 million and $16.4 million for the years ended December 31, 1996, 1995, and 1994, respectively. The increases from year to year are primarily attributable to increases in personnel engaged in design and development work and primary research (131 at December 31, 1996, from 110 and 95 at December 31, 1995 and 1994, respectively) and personnel-related costs, and funding of pre-clinical and clinical trials. Research and development expenses also increased in 1996 due to manufacturing development expenditures related to final qualification of the METRIX System and initial production to support the commencement of clinical trials in both Europe and the United States during 1996. InControl anticipates that it will slightly increase its research and development expenses in connection with the continuing investment in the development of the next generation of atrial defibrillation devices.

MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES

Marketing and general and administrative expenses increased to $7.2 million in 1996, compared to $4.6 million in 1995 and $2.8 million in 1994. The increases from year to year resulted primarily from increases in personnel (38 at December 31, 1996, from 30 and 21 at December 31, 1995 and 1994, respectively) and personnel-related costs, and increases in facilities and supplies costs. The majority of the increase in personnel during 1996 occurred within the marketing and sales departments in the Company's European subsidiaries. InControl believes that the intended expansion of European and domestic marketing and sales activities and related increases in personnel and personnel related costs associated with the expansion, will result in a substantial increase in marketing and general and administrative expenses in 1997.

INTEREST INCOME AND INTEREST EXPENSE

The Company generated interest income on its securities available for sale totaling $2.1 million, $1.5 million, and $990,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Increases in interest income year to year are related to the increasing average balances of investments funded with proceeds from sales of common stock. Average investment balance increases in 1996 and 1995 resulted from a public offering of common stock completed in April 1996 and a private placement of common stock in Europe completed in July 1995.

The Company incurred interest expense of $440,000, $485,000, and $566,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The year to year decreases are due to the Company's lower level of lease financing compared to prior years and the subsequent lack of growth in average equipment lease balances. Interest expense in 1997 will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures. If additional sources of lease financing are secured, the Company anticipates that its interest expense will increase as a result.


LIQUIDITY AND CAPITAL RESOURCES

InControl has financed its operations since inception through the sale of common and preferred stock, the generation of interest income and the proceeds from equipment lease financing. Through December 1996, the Company has raised net proceeds of $129.3 million through the sale of stock, including $46.2 million from a public offering of common stock in 1996, $13.9 million from a private placement of common stock in 1995, and $29.7 million from its initial public offering in 1994, and the generation of $5.6 million of interest income on the invested proceeds of the combined offerings. Since its inception, the Company has invested $11.4 million in equipment and leasehold improvements and has financed $6.0 million of these investments through leases.

At December 31, 1996, the Company had cash, cash equivalents, and securities available for sale totaling $37.0 million, compared to a balance of $19.2 million at December 31, 1995. The increase was due primarily to the $46.2 million public offering of common stock completed in April 1996. This additional capital was partially offset by the funding of $25.7 million in operating activities and $2.2 million in purchases of property and equipment, and a net reduction in lease financing of $613,000.

InControl expects that its cash needs will increase in future periods due to the Company's expected sustained investment in research and development efforts as well as increases in spending on clinical trial activities and the expansion of marketing, sales and manufacturing capabilities. The Company's future capital requirements will depend on many factors, including the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the availability of third-party reimbursement for the Company's products, the rate of market acceptance and adoption of the METRIX System, the costs associated with increases in marketing and sales capabilities in the United States and Europe, the costs associated with the development of manufacturing capabilities, the costs associated with its product development efforts and the status of competing products. The Company believes that existing cash, cash equivalents and securities available for sale, and interest thereon, will be sufficient to meet the Company's capital requirements through early 1998. Within this period, the Company will seek additional funding, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials, and manufacturing and administrative programs.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
InControl, Inc.


We have audited the accompanying consolidated balance sheets of InControl, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InControl, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






Seattle, Washington
January 29, 1997

                                 INCONTROL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           DECEMBER 31,
                                                               ------------------------------
                                                                     1996             1995
                                                                     ----             ----
Current assets:
       Cash and cash equivalents                               $   4,287,617     $  2,048,600
       Securities available for sale                              32,714,022       17,165,307
       Inventories                                                 2,314,841        1,365,849
       Prepaid expenses and other current assets                     727,526        1,189,348
                                                               -------------     ------------
Total current assets                                              40,044,006       21,769,104
Property and equipment, net                                        4,861,566        4,856,352
Notes receivable from employees                                      746,042          728,542
Other assets                                                         265,273          115,579
                                                               -------------     ------------
Total assets                                                   $  45,916,887     $ 27,469,577
                                                               =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                        $     313,888     $  1,005,071
       Accrued expenses                                            1,960,642        1,018,264
       Current portion of long-term obligations                    1,197,614          990,773
                                                               -------------     ------------
Total current liabilities                                          3,472,144        3,014,108
Long-term obligations, less current portion                        1,418,701        2,263,767
Commitments
Stockholders' equity:
       Convertible preferred stock, $.01 par value:
                  Authorized shares--10,000,000;
                  Issued and outstanding shares--none                     --               --
       Common stock, $.01 par value:
                  Authorized shares--40,000,000;
                  Issued and outstanding shares--
                  16,960,700 in 1996 and 13,808,432 in 1995      129,237,938       82,934,507
       Accumulated deficit                                       (87,614,031)     (59,440,456)
       Notes receivable from stockholders                           (660,000)      (1,238,516)
       Cumulative translation adjustment                              62,135          (63,833)
                                                               -------------     ------------
Total stockholders' equity                                        41,026,042       22,191,702
                                                               -------------     ------------
Total liabilities and stockholders' equity                     $  45,916,887     $ 27,469,577
                                                               =============     ============

                             See accompanying notes.

                                 INCONTROL, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                      1996             1995              1994
                                      ----             ----              ----
Revenues from clinical trials     $    305,605     $     25,488     $         --

Expenses:
   Research and development         23,112,242       20,116,695       16,424,184
   Marketing and general and
     administrative                  7,151,456        4,648,130        2,795,336
                                  ------------     ------------     ------------
                                    30,263,698       24,764,825       19,219,520
Interest expense                       440,224          485,281          566,414
Interest income                     (2,131,572)      (1,511,745)        (989,731)
                                  ------------     ------------     ------------
Net loss                          $ 28,266,745     $ 23,712,873     $ 18,796,203
                                  ============     ============     ============

Net loss per share (Note 1)       $       1.77     $       1.83     $       3.33
                                  ============     ============     ============
Shares used in computation of
  net loss per share                15,966,399       12,934,553        5,644,504

Pro forma net loss per share -
  unaudited (Note 1)                                                $       1.83
                                                                    ============
Shares used in computation of
  pro forma net loss per share -
  unaudited                                                           10,291,904

                             See accompanying notes.

                                 INCONTROL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    DEFICIT
                                                                  ACCUMULATED       NOTES                           TOTAL
                               CONVERTIBLE                           DURING       RECEIVABLE      CUMULATIVE        STOCK-
                                PREFERRED           COMMON        DEVELOPMENT        FROM         TRANSLATION       HOLDERS'
                                  STOCK             STOCK           STAGE        STOCKHOLDERS     ADJUSTMENT        EQUITY
                                  -----             -----           -----        ------------     ----------        ------
Balance at January 1,
  1994                         $38,134,502     $     38,035     $(16,897,164)    $        --      $     --      $ 21,275,373
Initial sale of common
  stock to public,
  net of issuance
  costs of $2,789,982                   --       29,739,134               --              --            --        29,739,134
Conversion of
  preferred stock to
  common stock                 (38,134,502)      38,134,502               --              --            --                --
Exercise of 1,303,802
  stock options                         --        1,054,010               --              --            --         1,054,010
Unrealized losses on
  securities available
  for sale                              --               --         (362,946)             --            --          (362,946)
Translation adjustment                  --               --               --              --          (714)             (714)
Net loss for year                       --               --      (18,796,203)             --            --       (18,796,203)
Notes receivable for
  exercise of stock
  options                               --               --               --        (575,400)           --          (575,400)
                               -----------     ------------     ------------     -----------      --------      ------------
Balance at December
  31, 1994                              --       68,965,681      (36,056,313)       (575,400)         (714)       32,333,254
Sale of common stock
  to public,
  net of issuance
  costs of $1,066,898                   --       13,933,102               --              --            --        13,933,102
Exercise of 95,907
  stock options                         --           63,678               --              --            --            63,678
Retirement of common
  stock                                 --          (27,954)              --          22,884            --            (5,070)
Cumulative translation
  adjustment                            --               --               --              --       (63,119)          (63,119)
Change in unrealized
  gains and losses   on
  securities available
  for sale                              --               --          328,730              --            --           328,730
Loans to stockholders                   --               --               --        (686,000)           --          (686,000)
Net loss for year                       --               --      (23,712,873)             --            --       (23,712,873)
                               -----------     ------------     ------------     -----------      --------      ------------
Balance at December
  31, 1995                              --       82,934,507      (59,440,456)     (1,238,516)      (63,833)       22,191,702
Sale of common stock
  to public,
  net of issuance
  costs of $3,344,735                   --       46,155,265               --              --            --        46,155,265
Exercise of 152,268
  stock options                         --          148,166               --              --            --           148,166
Cumulative translation
  adjustment                            --               --               --              --       125,968           125,968
Change in unrealized
  gains and losses on
  securities available
  for sale                              --               --           93,170              --            --            93,170
Reduction in loans to
  stockholders                          --               --               --         578,516            --           578,516
Net loss for year                       --               --      (28,266,745)             --            --       (28,266,745)
                               -----------     ------------     ------------     -----------      --------      ------------
Balance at December            $        --     $129,237,938     $(87,614,031)    $  (660,000)     $ 62,135      $ 41,026,042
31, 1996                       ===========     ============     ============     ===========      ========      ============


                             See accompanying notes.

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1996              1995            1994
                                                       ----              ----            ----
OPERATING ACTIVITIES:
Net loss                                           $(28,266,745)    $(23,712,873)    $(18,796,203)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                       2,492,340        2,121,088        1,463,068
  Employees' compensation used to retire
   loans to stockholders                                552,516               --               --
  Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses
     and other current assets                           142,537          (82,099)          11,295
   (Increase) in inventories                           (949,461)        (727,808)        (638,041)
   Increase in accounts payable,
     accrued expenses, and sales tax
     payable                                            300,655          436,420          798,473
                                                   ------------     ------------     ------------
Net cash used in operating activities               (25,728,158)     (21,965,272)     (17,161,408)
INVESTING ACTIVITIES:
Purchases of property and equipment                  (2,151,267)      (2,295,390)      (2,642,350)
Loans to employees                                      (60,000)         (60,250)        (241,381)
Proceeds from collection of employee loans               12,000           12,000               --
Purchases of securities                             (39,371,676)     (15,703,565)     (25,184,353)
Proceeds from maturity of securities                 22,218,010       25,120,000        9,967,541
Proceeds from sale of securities                      1,618,182          912,033        5,465,187
                                                   ------------     ------------     ------------
Net cash provided by (used in) investing
  activities                                        (17,734,751)       7,984,828      (12,635,356)
FINANCING ACTIVITIES:
Repayment of note payable                                    --          (20,498)         (25,679)
Proceeds from lease financing                           448,957          996,801        1,787,651
Payments on lease financing                          (1,061,793)      (1,004,499)        (769,081)
Loans to stockholders                                        --         (686,000)              --
Proceeds from collection of stockholders' loans          26,000               --               --
Proceeds from exercise of stock options                 148,166           63,678          478,610
Net proceeds from sale of common stock               46,155,265       13,933,102       29,739,134
                                                   ------------     ------------     ------------
Net cash provided by financing activities            45,716,595       13,282,584       31,210,635
Effect of exchange rates on cash                        (14,669)              --               --
                                                   ------------     ------------     ------------
Net increase (decrease) in cash and cash
  equivalents                                         2,239,017         (697,860)       1,413,871
Cash and cash equivalents at beginning of
  period                                              2,048,600        2,746,460        1,332,589
                                                   ------------     ------------     ------------
Cash and cash equivalents at end of period         $  4,287,617     $  2,048,600     $  2,746,460
                                                   ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                           $    440,224     $    498,281     $    527,356
                                                   ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
ACTIVITIES:
Notes receivable related to exercise of stock
  options                                                    --     $    (22,884)    $    575,400
                                                   ============     ============     ============
Conversion of preferred to common stock            $         --     $         --     $ 38,134,502
                                                   ============     ============     ============

                             See accompanying notes.

                                 INCONTROL, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

InControl, Inc. (the "Company"), was incorporated in the state of Delaware on November 13, 1990. The Company is developing the METRIX automatic implantable atrial defibrillator and related products, designed to treat AF, a common heart rhythm disorder. The Company has devoted substantially all of its efforts to conducting research and development activities, establishing a manufacturing facility, recruiting and training personnel, establishing European operations, and raising capital. Beginning in 1996 the Company began to routinely recognize revenues from clinical trials and no longer is considered to be a development stage company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of previously reported amounts have been made to conform with the current year presentation.

TRANSLATION OF FOREIGN CURRENCIES

All assets and liabilities of the Company's foreign subsidiaries are translated at exchange rates in effect on the balance sheet dates and differences due to changing translation rates are charged or credited to "cumulative translation adjustment" in stockholders' equity. Income and expense items are translated at rates that approximate those in effect on transaction dates. Transaction gains and losses had an insignificant effect on the statement of operations for all periods presented.

CASH EQUIVALENTS

Liquid investments with a purchased maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist primarily of investment-grade corporate obligations, all of which mature in 1997.

Management currently classifies the Company's entire investment portfolio as available-for-sale, and such securities are stated at fair value based on quoted market prices, with the related unrealized gains and losses reflected in stockholders' equity. Interest earned on securities available for sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale (none in 1996 and 1995) are also included in interest income. The cost of securities sold is calculated using the specific identification method.

CONCENTRATION OF CREDIT RISK

The Company is subject to concentrations of credit risk from its securities available for sale. The Company's credit risk is managed through the purchase of investment-grade securities and diversification of the investment portfolio among issuers, industries, and maturities. Also see Note 2 for additional information.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:

                                           DECEMBER 31,
                                   -----------------------
                                       1996          1995
                                       ----          ----
Raw materials                      $  888,639    $  739,226
Work In Process                       727,284       419,074
Finished Products                     698,918       207,549
                                   ----------    ----------
                                   $2,314,841    $1,365,849
                                   ==========    ==========

The Company purchases components and certain related peripheral equipment for its products from outside vendors, including components from sole source vendors. The establishment of additional or replacement sources of supply would require the Company to certify the new vendors, which in the case of certain components would cause a delay in the Company's ability to manufacture the products.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using accelerated methods over the assets' estimated useful lives, ranging from four to seven years. Property and equipment acquired under capital leases are amortized on a straight-line basis over the lesser of the lease term or the assets' estimated useful lives.

REVENUE RECOGNITION

Revenue from clinical trials is recognized when there has been a device implanted as part of the Company's ongoing clinical trials and the related clinic or hospital recognizes that it has an obligation to the Company.

STOCK BASED COMPENSATION

The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants, since all options are granted at fair market value on date of grant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimated value of portions of the inventory is based on assumed future sales of inventory for clinical trials. This inventory is subject to technological obsolescence.

NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock. Common equivalent shares are not included in the per-share calculation because the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period immediately preceding the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering using the treasury stock method.

The unaudited pro forma net loss per share is computed based on the historical net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance, through the date of the Company's initial public offering.


2. SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following at December 31, 1996:

                                                                          GROSS            GROSS
                                                       AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                          COST             GAINS           LOSSES             VALUE
                                                          ----             -----           ------             -----
     U.S. Corporate Bonds                             $32,035,614        $ 76,984        $(17,966)        $32,094,632
     Certificates of Deposit                              308,533              --              --             308,533
     Government Bonds                                     310,925              --             (68)            310,857
                                                      -----------        --------        --------         -----------
     Total securities available for sale              $32,655,072        $ 76,984        $(18,034)        $32,714,022
                                                      ===========        ========        ========         ===========

Securities available for sale consist of the following at December 31, 1995:

                                                                          GROSS           GROSS
                                                        AMORTIZED       UNREALIZED      UNREALIZED           FAIR
                                                          COST            GAINS           LOSSES             VALUE
                                                          ----            -----           ------             -----
     U.S. Corporate Bonds                             $14,469,052        $14,333        $( 30,273)        $14,453,112
     Bankers Acceptances                                1,314,415             --          (20,416)          1,293,999
     Government Bonds                                   1,416,056          2,140               --           1,418,196
                                                      -----------        -------        ---------         -----------
     Total securities available for sale              $17,199,523        $16,473        $( 50,689)        $17,165,307
                                                      ===========        =======        =========         ===========

The net adjustment for unrealized gains or (losses) on available-for-sale securities included as a component of stockholders' equity was $58,950 and ($34,216) at December 31, 1996 and 1995 respectively.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                        DECEMBER 31,
                                                                ---------------------------
                                                                    1996            1995
                                                                    ----            ----
Computer equipment and software                                 $ 4,074,997      $3,295,524
Engineering and production equipment                              3,364,771       2,633,604
Manufacturing fixtures, furniture, and office equipment           3,894,807       3,264,046
                                                                -----------      ----------
                                                                 11,334,575       9,193,174
Less accumulated depreciation and amortization                    6,473,009       4,336,822
                                                                -----------      ----------
                                                                $ 4,861,566      $4,856,352
                                                                ===========      ==========

Included above are assets acquired under capital leases as follows:

                                                                      DECEMBER 31,
                                                               ---------------------------
                                                                  1996             1995
                                                                  ----             ----
Computer equipment and software                                $2,142,227       $1,869,632
Engineering and production equipment                            2,503,353        2,347,634
Manufacturing fixtures, furniture, and office equipment         1,137,627          849,233
                                                               ----------        ---------
                                                                5,783,207        5,066,499
Less accumulated amortization                                   4,068,759        2,918,151
                                                               ----------       ----------
                                                               $1,714,448       $2,148,348
                                                               ==========       ==========

4.  LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                           DECEMBER 31,
                                    --------------------------
                                       1996            1995
                                       ----            ----
Capital lease obligations           $2,480,362      $3,142,142
Deferred rent                           23,227              --
Deferred sales tax                     112,726         112,398
                                    ----------      ----------
                                     2,616,315       3,254,540
Less current portion                 1,197,614         990,773
                                    ----------      ----------
                                    $1,418,701      $2,263,767
                                    ==========      ==========

Deferred sales tax represents sales tax on property and equipment purchases. The Company has obtained approval from the State of Washington Department of Revenue to delay payment of sales tax for three years after asset acquisition. The amount is payable over five years with no interest. Remaining payments are due as follows:
$20,514 in 1997; $27,353 in 1998; $34,191 in 1999; and $30,668 in 2000.

The Company has entered into sale-leaseback arrangements whereby certain property and equipment are financed through 2 to 4 year capitalized lease obligations at interest rates ranging from approximately 10% to 16%. The obligations are secured by the assets under lease. See Notes 3 and 7 for additional information.


5.  STOCKHOLDERS' EQUITY

COMMON STOCK

Information regarding common stock activity for the years ended December 31 is as follows:

                                                                1996            1995
                                                                ----            ----
Shares issued and outstanding at beginning of year           13,808,432      12,181,983
Sale of common stock                                          3,000,000       1,558,442
Stock options exercised                                         152,268          95,907
Stock retired                                                        --         (27,900)
                                                             ----------      ----------
Shares issued and outstanding at end of year                 16,960,700      13,808,432
                                                             ==========      ==========

At December 31, 1996 the Company had reserved 3,429,787 shares of common stock for the exercise of stock options and warrants.

WARRANTS

At December 31, 1996, the Company had warrants outstanding for 341,963 shares of common stock, at exercise prices ranging from $6.40 to $10.04. These warrants expire in 1997 and 1998.
 .

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," (Statement 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company maintains three stock option plans. One plan is for the granting of stock options to employees, another plan is for the granting of options to non-employee directors of the Company, and the final plan governs certain options previously granted to non-employee directors of the Company. Stock options generally have a ten year term and generally vest ratably over a four-year period.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995 respectively: risk free interest rates of 6.02% and 6.13%; volatility factors of the expected market price of the Company's common stock of .35 and
 .60; an expected life of the options of 2.93 and 2.97; and a dividend yield rate of 0% for both years.

The Black -Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 follows:

                                              1996              1995
                                              ----              ----
Net loss as reported                       $28,266,745       $23,712,873

Pro forma net loss                         $30,097,745       $24,977,873

Pro forma net loss per share                   $  1.89           $  1.93

A summary of the Company's stock option activity, and related weighted-average exercise prices for the years ended December 31 follows:

                                    1996                         1995                      1994
                            -----------------------    ------------------------   ------------------------
                                           Exercise                    Exercise                   Exercise
                            OPTIONS         Price        Options        Price       Options         Price
                            -------         -----        -------        -----       -------         -----
Balance at
beginning of year          1,879,610        $ 8.07       967,171        $ 3.46     1,750,662        $0.60
Granted                      763,250        $11.97     1,026,014        $11.65       539,235        $6.26

Exercised                   (152,268)       $ 0.97       (95,907)       $ 0.67    (1,303,803)       $0.81
Canceled                    (114,375)       $10.60       (17,668)       $ 3.66       (18,923)       $1.33
                           ---------                   ---------                  ----------
Balance at
end of year                2,376,217        $ 9.66     1,879,610        $ 8.07       967,171        $3.46
                           =========                   =========                  ==========
Exercisable at
end of year                  888,687        $ 7.53       737,275        $ 6.44       186,092        $0.63
                           =========                   =========                  ==========
Available for grant
at end of year               711,607                     206,482                     438,828
                           =========                   =========                  ==========
Weighted-average fair value of
options granted during the year             $  3.56
                                            =======

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 1996 for selected exercise price ranges is as follows:

                                 OPTIONS OUTSTANDING                     Options Exercisable
                        -----------------------------------------     --------------------------
                          REMAINING
   RANGE OF              CONTRACTUAL        Number       Exercise        NUMBER        Exercise
EXERCISE PRICES         LIFE IN YEARS     Outstanding     Price       EXERCISABLE       Price
---------------         -------------     -----------    --------     -----------     ---------
$ 0.20 - $ 8.00             1.99            460,233       $ 2.00        323,626        $ 1.78
$ 8.13 - $12.00             8.57          1,306,057       $ 9.83        488,061        $ 9.95
$12.50 - $16.00             9.34            405,100       $13.72         22,417        $12.90
$16.13 - $18.00             8.88            204,827       $17.70         54,583        $17.81
                                          ---------                     -------
$ 0.20 - $18.00             7.46          2,376,217       $ 9.66        888,687        $ 7.53
                                          =========                     =======


NOTES RECEIVABLE FROM STOCKHOLDERS

On March 31, 1994, the Company's Board of Directors approved the acceleration of vesting of certain options for continuing employees holding a minimum number of options who elected to exercise such options. The Company has the right to repurchase certain of these shares, at original issue price, in the event the holder's relationship with the Company terminates. The repurchase rights expire ratably through 1998. At December 31, 1996, 154,484 outstanding common shares were subject to repurchase.

In connection with the exercise of these options (in addition to existing vested options), the holders could elect to have the Company carry a note for up to 75% of the purchase price. On December 31, 1995, the Company held notes in the amount of $552,516. In April 1996 the Company's Board of Directors approved a one-time bonus to holders of these notes. The participating employees elected to receive payment of the bonus by offsetting principal and interest of these notes.

During 1995, additional loans of $686,000 were made to participants of the accelerated option vesting program. These loans were used to pay the associated tax liabilities arising from the exercise of the program's options. These loans accrue interest at rates of 6.8% and 7.19%. Interest is due on the anniversary dates of the loans with the balance of the loans due on the second anniversary date. The loans originally matured in January and April of 1997, but were extended by the Company's Board of Directors in December 1996 for an additional twelve months. All loans are secured by common stock.

6.  INCOME TAXES

At December 31, 1996, the Company had net operating loss carryforwards of approximately $84.0 million for federal income tax purposes that expire in the years 2005 through 2011. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                        DECEMBER 31,
                                                                  ---------------------
                                                                    1996          1995
                                                                    ----          ----
Deferred tax assets:
  Net operating loss carryforwards                                $ 28,555      $ 19,828
  Accruals for book purposes in excess of tax purposes                 832           120
  Research and development tax credit carryforward                   1,147         1,115
  Property and equipment basis differences                             286           109
  Other                                                                 (6)           72
                                                                  --------      --------
Total deferred tax assets                                           30,814        21,244
Valuation allowance                                                (30,814)      (21,244)
                                                                  --------      --------
Net deferred tax assets                                           $     --      $     --
                                                                  ========      ========

Due to uncertainty of the Company's ability to generate taxable income needed to realize its net deferred tax assets at December 31, 1996 and 1995, a valuation allowance has been recognized for financial reporting purposes. The Company's valuation allowance increased $9.6 million and $8.6 million for the years ended December 31, 1996 and 1995, respectively.

7.  COMMITMENTS

The Company leases office space and equipment under noncancelable operating leases, and furniture and equipment under capital leases. Future minimum payments under these leases at December 31, 1995 are as follows:

                                                                 CAPITAL         OPERATING
FOR THE YEARS ENDING DECEMBER 31:                                LEASES           LEASES
---------------------------------                                ------           ------
  1997                                                          $1,485,294      $1,023,557
  1998                                                           1,038,159       1,014,383
  1999                                                             351,995         977,882
  2000                                                              37,009         487,775
  2001                                                               9,089         110,571
  Thereafter                                                            --              --
                                                                ----------      ----------
Total minimum lease payments                                     2,921,546      $3,614,168
                                                                                ==========
Less amount representing interest                                  441,184
                                                                ----------
Present value of net minimum capital lease obligations           2,480,362
Less current installments                                        1,197,614
                                                                ----------
Capital lease obligations, less current installments            $1,282,748
                                                                ==========

Total rent expense for the years ended December 31, 1996, 1995, and 1994 was $1,083,308, $1,120,335, and $564,343, respectively.

The Company has entered into agreements that require the Company to purchase goods and services in 1997 for research and development purposes of approximately $1.4 million. These agreements do not extend beyond 1997.

8.  NOTES RECEIVABLE FROM EMPLOYEES

The Company has made advances and loans to employees in connection with their relocation to Washington State. Notes totaling $741,042 are with the Company's Chief Executive Officer. Interest on these loans is set at 4.94% per annum, or the minimum interest necessary to prevent each loan from being classified as a "below market loan" under Section 7872 of the Internal Revenue Code of 1986, as amended, but not to exceed 8% in any event. The officer has pledged 70,000 shares of common stock as collateral for these loans.

Other notes, which are unsecured, may be, in some circumstances, forgiven ratably over four years and charged to expense.

Information with respect to the classification of employee notes receivable is as follows:

                                              1996           1995
                                              ----           ----
Current                                     $ 20,000       $ 66,417
Long term                                    746,042        728,542
                                            --------       --------
Total notes receivable from employees       $766,042       $794,959
                                            ========       ========

9.  BUSINESS SEGMENT INFORMATION

The Company is developing a new therapy for the treatment of AF. As such, the Company operates only in the medical device business segment. In 1995 the Company began clinical trials in Europe and in 1996 began clinical trials in the United States. Information regarding the Company's revenues and assets in different geographic areas is set forth below. Amounts presented for Europe include revenues from a clinic in Hong Kong. Corporate assets represent cash, cash equivalents and securities available for sale that are held in the United States.

Geographic information for 1996:

                                             NORTH AMERICA         EUROPE        CONSOLIDATED
                                             -------------         ------        ------------
     Revenue from clinical trials             $   86,680          $  218,925      $   305,605
                                              ==========          ==========      ===========

     Identifiable assets                      $8,394,711          $1,935,506      $10,330,217
                                              ==========          ==========
     Corporate assets                                                              35,586,670
                                                                                  -----------
     Total assets                                                                 $45,916,887
                                                                                  ===========


Geographic information for 1995:

                                             NORTH AMERICA         EUROPE        CONSOLIDATED
                                             -------------         ------        ------------

     Revenue from clinical trials             $       --          $ 25,488        $    25,488
                                              ==========          ========        ===========

     Identifiable assets                      $8,531,611          $609,335        $ 9,140,946
                                              ==========          ========
     Corporate assets                                                              18,328,631
                                                                                  -----------
     Total assets                                                                 $27,469,577
                                                                                  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the information under the captions "Election of Director," "Executive Officers," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to its 1997 annual meeting of stockholders (the "Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the information under the captions "Election of Director" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the information under the captions "Election of Director," "Executive Compensation," and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information under the captions "Election of Director" and "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

The following Consolidated Financial Statements, Notes thereto, and Report of Independent Auditors thereon are included in Part II, Item 8.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Report of Ernst & Young LLP, Independent Auditors                  18
Consolidated Balance Sheets                                        19
Consolidated Statements of Operations                              20
Consolidated Statements of Stockholders' Equity                    21
Consolidated Statements of Cash Flows                              22
Notes to Consolidated Financial Statements                         23


Financial Statement Schedules

There are no Financial Statement Schedules included in this report because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.



Exhibits
        Exhibit No.

    (i)   3.1   Restated Certificate of Incorporation

          3.2   Amended and Restated By-laws

   (ii)   4.1   Rights Agreement, dated as of February 27, 1996, between the registrant and First Interstate Bank of Washington, N.A., as
                Rights Agent. (Exhibit 2.1)

         10.1   Executive Employment Agreement between the registrant and Kurt
                C. Wheeler, dated April 1, 1995, together with First Amendment thereto dated September 30, 1996, related Promissory Note and
                Stock Pledge Agreement, each dated October 1, 1993 and related
                Promissory Note, dated September 30, 1996.

  (iii)  10.2   Lease and related Agreement between Michael R. Mastro and
                Redmond East Associates, and the registrant, dated August 19,
                1991 ("Lease"), as amended by addendum dated August 19, 1991, and amendments dated June 1, 1992 and October 15, 1992.
                (Exhibit 10.2)

         10.3   Ninth Amendment to Lease between Carr Redmond Corporation
                (successor to Redmond East Associates) and registrant dated
                January 31, 1997.

         10.4   Restated 1990 Stock Option Plan

         10.5   1994 Stock Option Plan for Nonemployee Directors

         10.6   1996 Stock Option Plan for Nonemployee Directors

         10.7   Employment Agreement between the registrant and Michel E.
                Lussier, dated August 17, 1994.

   (iii) 10.8   Promissory Note, dated May 17, 1994, issued to the registrant by Kurt C. Wheeler (Exhibit 10.7)

   (iii) 10.9   Promissory Note, dated May 16, 1994, issued to the registrant by John M. Adams (Exhibit 10.8)

   (iii) 10.10  Form of Warrants to Purchase Stock issued to private placement agents, together with schedule of actual warrants
                (Exhibit 10.12)

   (iii) 10.11  Agreement between Teleydne Microelectronics and the registrant, dated March 17, 1993 (Exhibit 10.13)

   (iii) 10.12  Form of Proprietary Information Agreement (Exhibit 10.15)

   (iii) 10.13  Restated Stockholders Rights Agreement, dated August 17, 1993
                (Exhibit 10.16)

   (iii) 10.14  Form of Stock Repurchase Agreement, Promissory Note and
                Stock Pledge Agreement, together with schedule of actual agreements (Exhibit 10.17)

   (iii) 10.15  Form of Indemnification Agreement for officers and directors
                (Exhibit 10.18)

         10.16 Form of Senior Management Employment Agreement, together with schedule of actual agreements.

    (i)  21.1   Subsidiaries of the registrant

         23.1   Consent of Ernst & Young LLP, Independent Auditors

         24.1   Power of Attorney (included on the signature page of this Form
                10-K)

         27.1   Financial Data Schedule

--------------------------

(i) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,1995, as same Exhibit Number.

(ii) Incorporated by reference to the Company's Registration Statement on Form 8-A, as amended, filed March 1, 1996, as the indicated Exhibit Number.

(iii) Incorporated by reference to the registrant's Registration Statement on Form S-1, as amended, Registration No. 33-81048, as the indicated Exhibit Number.



Reports on Form 8-K

During the quarter ended December 31, 1994, no reports were filed by the Company on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on the 24th day of March 1997.

                                          INCONTROL, INC.



                                       By:  /s/ KURT C. WHEELER
                                           ------------------------------------
                                             Kurt C. Wheeler
                                             Chairman, President and
                                             Chief Executive Officer


                                POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kurt C. Wheeler and Donald F. Seaton, III, and each of them, with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his place and stead, and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, including any and all other documents in connection therewith.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 24th day of March 1997.

            Signature                               Title
            ---------                               -----
     /s/ KURT C. WHEELER                  Chairman, President and Chief Executive Officer
----------------------------------
            Kurt C. Wheeler


     /s/ DONALD F. SEATON, III            Vice President, Finance, Chief Financial Officer
----------------------------------          and Secretary
            Donald F. Seaton, III


     /s/ ALAN D. FRAZIER                  Director
----------------------------------
            Alan D. Frazier


     /s/ MARK B. KNUDSON                  Director
----------------------------------
            Mark B. Knudson


     /s/ DONALD C. HARRISON               Director
----------------------------------
            Donald C. Harrison


     /s/ MICHAEL J. LEVINTHAL             Director
----------------------------------
            Michael J. Levinthal

                                  EXHIBIT INDEX

Exhibits
        Exhibit No.

    (i)   3.1   Restated Certificate of Incorporation

          3.2   Amended and Restated By-laws

   (ii)   4.1   Rights Agreement, dated as of February 27, 1996, between the registrant and First Interstate Bank of Washington, N.A., as
                Rights Agent. (Exhibit 2.1)

         10.1   Executive Employment Agreement between the registrant and Kurt
                C. Wheeler, dated April 1, 1995, together with First Amendment thereto dated September 30, 1996, related Promissory Note and
                Stock Pledge Agreement, each dated October 1, 1993 and related
                Promissory Note, dated September 30, 1996.

  (iii)  10.2   Lease and related Agreement between Michael R. Mastro and
                Redmond East Associates, and the registrant, dated August 19,
                1991 ("Lease"), as amended by addendum dated August 19, 1991, and amendments dated June 1, 1992 and October 15, 1992.
                (Exhibit 10.2)

         10.3   Ninth Amendment to Lease between Carr Redmond Corporation
                (successor to Redmond East Associates) and registrant dated
                January 31, 1997.

         10.4   Restated 1990 Stock Option Plan

         10.5   1994 Stock Option Plan for Nonemployee Directors

         10.6   1996 Stock Option Plan for Nonemployee Directors

         10.7   Employment Agreement between the registrant and Michel E.
                Lussier, dated August 17, 1994.

   (iii) 10.8   Promissory Note, dated May 17, 1994, issued to the registrant by Kurt C. Wheeler (Exhibit 10.7)

   (iii) 10.9   Promissory Note, dated May 16, 1994, issued to the registrant by John M. Adams (Exhibit 10.8)

   (iii) 10.10  Form of Warrants to Purchase Stock issued to private placement agents, together with schedule of actual warrants
                (Exhibit 10.12)

   (iii) 10.11  Agreement between Teleydne Microelectronics and the registrant, dated March 17, 1993 (Exhibit 10.13)

   (iii) 10.12  Form of Proprietary Information Agreement (Exhibit 10.15)

   (iii) 10.13  Restated Stockholders Rights Agreement, dated August 17, 1993
                (Exhibit 10.16)

   (iii) 10.14  Form of Stock Repurchase Agreement, Promissory Note and
                Stock Pledge Agreement, together with schedule of actual agreements (Exhibit 10.17)

   (iii) 10.15  Form of Indemnification Agreement for officers and directors
                (Exhibit 10.18)

         10.16 Form of Senior Management Employment Agreement, together with schedule of actual agreements.

    (i)  21.1   Subsidiaries of the registrant

         23.1   Consent of Ernst & Young LLP, Independent Auditors

         24.1   Power of Attorney (included on the signature page of this Form
                10-K)

         27.1   Financial Data Schedule

--------------------------

(i) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31,1995, as same Exhibit Number.

(ii) Incorporated by reference to the Company's Registration Statement on Form 8-A, as amended, filed March 1, 1996, as the indicated Exhibit Number.

(iii) Incorporated by reference to the registrant's Registration Statement on Form S-1, as amended, Registration No. 33-81048, as the indicated Exhibit Number.