Form 10-Q
period 1997-03-31
INCONTROL INC
filed 1997-05-13
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1997

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                         Commission file number 0-24540

                                 INCONTROL, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    91-1501619
 -------------------------------                -------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

                            6675 - 185TH AVENUE N.E.
                             REDMOND, WA 98052-6734
                                 (425) 861-9800
   (Address and telephone number of registrant's principal executive offices)
                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ( X ) No ( )


As of April 30, 1997, there were 17,108,364 shares of the registrant's $.01 par value Common Stock outstanding.


                    Page 1 of 10 sequentially numbered pages

                                 INCONTROL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I

                                                                                       PAGE NO.
                                                                                       --------
PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements (unaudited)  ........................................3

                  Consolidated Balance Sheets -
                     March 31, 1997 and December 31, 1996...................................3

                  Consolidated Statements of Operations -
                     three months ended March 31, 1997 and 1996.............................4

                  Consolidated Statements of Cash Flows -
                     three months ended March 31, 1997 and 1996.............................5

                  Notes to Consolidated Financial Statements................................6

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........................7


                                                         PART II

PART II           OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K..........................................9
                  Signature         .......................................................10



                    Page 2 of 10 sequentially numbered pages

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 INCONTROL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              MARCH 31,
                                                                                 1997            DECEMBER 31,
                                                                             (UNAUDITED)            1996
                                                                           -------------         ------------
Current assets:
    Cash and cash equivalents                                              $   4,253,094         $  4,287,617
    Securities available for sale                                             25,366,580           32,714,022
    Inventories                                                                1,977,485            2,314,841
    Prepaid expenses and other current assets                                  1,059,273              727,526
                                                                           -------------         ------------
Total current assets                                                          32,656,432           40,044,006
Property and equipment, net                                                    5,656,118            4,861,566
Notes receivable from employees                                                  761,042              746,042
Other assets                                                                     159,591              265,273
                                                                           -------------         ------------
Total assets                                                               $  39,233,183         $ 45,916,887
                                                                           =============         ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $     374,232         $    313,888
    Accrued expenses                                                           1,849,991            1,960,642
    Current portion of long-term obligations                                   1,173,773            1,197,614
                                                                           -------------         ------------
Total current liabilities                                                      3,397,996            3,472,144
Long-term obligations, less current portion                                    1,969,575            1,418,701
Commitments                                                                           --                   --
Stockholders' equity:
    Preferred stock, $.01 par value:
         Authorized shares--10,000,000;
         Issued and outstanding shares--none                                          --                   --
    Common stock, $.01 par value:
         Authorized shares--40,000,000;
         Issued and outstanding shares--
         17,019,666 at March 31,1997 and 16,960,700 at
         December 31, 1996                                                   129,282,628          129,237,938
    Deficit accumulated during development stage                             (94,734,635)         (87,614,031)
    Notes receivable from stockholders                                          (624,000)            (660,000)
    Cumulative translation adjustment                                            (58,381)              62,135
                                                                           --------------        ------------
Total stockholders' equity                                                    33,865,612           41,026,042
                                                                           -------------         ------------
Total liabilities and stockholders' equity                                 $  39,233,183         $ 45,916,887
                                                                           =============         ============


                             See accompanying notes.


                    Page 3 of 10 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------
                                               1997                 1996
                                           -------------        -------------
Revenues                                   $     310,748        $          --
Cost of revenues                                 225,889                   --
                                           -------------        -------------
Gross profit                                      84,859                   --

Expenses:
     Research and development                  5,501,995            5,327,665
     Sales and marketing                       1,050,539              548,973
     General and administrative                1,270,540            1,022,451
                                           -------------        -------------
                                               7,823,074            6,899,089

Interest income                                  511,543              233,914
Interest expense                                (104,468)            (113,738)
                                           -------------        -------------
Net loss                                   $  (7,331,140)       $  (6,778,913)
                                           =============        =============

Net loss per share (Note 1)                $      (0.43)        $      (0.49)
                                           =============        ============
Shares used in computation of
     net loss per share:                      16,985,322           13,839,713


                             See accompanying notes.


                    Page 4 of 10 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------------
                                                                      1997                  1996
                                                                 ---------------        ---------------
OPERATING ACTIVITIES:
Net loss                                                         $    (7,331,140)       $    (6,778,913)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                      654,595                547,581
      Changes in operating assets and liabilities:
       (Increase) decrease in prepaid expenses
          and other current assets                                      (369,559)               209,864
       (Increase) decrease in inventories                                335,581               (802,744)
       Increase (decrease) in accounts payable, accrued
          expenses, and sales tax payable                                (10,128)               185,438
                                                                 ---------------        ---------------
Net cash used in operating activities                                 (6,720,651)            (6,638,774)

INVESTING ACTIVITIES:
Purchases of property and equipment                                   (1,370,220)              (309,525)
Loans to employees                                                       (15,000)               (15,000)
Proceeds from collection of employee loans                                    --                 12,000
Proceeds from maturity of securities                                   7,470,000              5,550,000
Proceeds from sale of securities                                              --              1,067,793
                                                                 ---------------        ---------------
Net cash provided by (used in) investing activities                    6,084,780              6,305,268

FINANCING ACTIVITIES:
Proceeds from lease financing                                            793,000                 97,182
Payments on lease financing                                             (243,758)              (215,574)
Proceeds from collection of stockholders' loans                           36,000                     --
Proceeds from exercise of stock options                                   44,690                 30,304
                                                                 ---------------        ---------------
Net cash provided by financing activities                                629,932                (88,088)

Effect of exchange rate changes on cash                                  (28,584)               (15,238)
                                                                 ---------------        ---------------
Net increase (decrease) in cash and cash equivalents                     (34,523)              (436,832)

Cash and cash equivalents at beginning of period                       4,287,617              2,048,600
                                                                 ---------------        ---------------

Cash and cash equivalents at end of period                       $     4,253,094        $     1,611,768
                                                                 ===============        ===============

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                         $        91,385        $       109,467
                                                                 ===============        ===============


                             See accompanying notes.


                    Page 5 of 10 sequentially numbered pages

                                 INCONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INTERIM FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by InControl, Inc. (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any other fiscal period.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:

                                                  MARCH 31,         DECEMBER 31,
                                                     1997               1996
                                                 ------------       ------------
Raw materials                                    $    975,434       $    888,639
Work In Process                                       778,089            727,284
Finished Products                                     223,963            698,918
                                                 ------------       ------------
                                                 $  1,977,486       $  2,314,841
                                                 ============       ============

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), which the Company will be required to adopt on December 31, 1997. At that time, the Company will change the method currently used to compute net loss per share and restate all prior periods. The impact of Statement 128 on the calculation of net loss per share is not expected to be material.



                    Page 6 of 10 sequentially numbered pages

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Factors that could affect the Company's financial results are described in the following paragraphs and in the Company's latest Annual Report on Form 10-K filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

InControl is engaged in the design, development and manufacture of implantable atrial defibrillators and related products including transvenous defibrillation leads, temporary defibrillation catheters, and temporary heartwires designed for post-operative atrial defibrillation. The majority of the Company's resources have been and continue to be devoted to research and development activities related to the METRIX System, a proprietary system designed to treat atrial fibrillation. The METRIX System is comprised of an active implantable defribillator, transvenous leads to connect the defribillator to the heart, a system analyzer, and a system programmer. The Company has entered into agreements where the Company distributes catheters and related products in certain geographic markets. The design and development of an active implantable medical device has required the Company to make significant investments in research and development activities, and as such, the Company has accumulated a deficit of $94.7 million as of March 31, 1997. The Company expects to incur substantial additional losses in the near future as any moderate increase in revenues from expanding clinical trials and expected limited commercial release of the Company's products should be more than offset by increases in the Company's expenses. Increases in expenses will be due primarily to the InControl's continuing investment in research and development efforts, the additional expenses of the increases in clinical trial activities, the expansion of European and domestic marketing and sales capabilities and increasing domestic manufacturing activity. The amount and timing of the Company's future revenues and, as a result, the amount and timing of the Company's future losses will be affected by, among other things, the recruitment of suitable clinics and patients, the progress of clinical trials, the timing of regulatory approvals, the rate of market acceptance of the Company's products, and the availability of third party reimbursement for the Company's products. The Company believes that it will incur losses at least until the METRIX System is approved for marketing in the United States.

RESULTS OF OPERATIONS

REVENUES

Net revenues were $311,000 for the quarter ended March 31, 1997. The Company had recorded no revenues in the first quarter of 1996. Revenues result from the sale of METRIX devices, leads, and accessories associated with world wide clinical investigations, and to a lessor degree distribution activities in Europe. Revenues in future quarters will be primarily dependent on the success and timing of the Company's efforts to expand clinical trial activities and the timing of regulatory approvals for commercial release of its products in Europe and the North America.

GROSS PROFITS

Gross profits totaled $85,000 or 27.3% of net revenues. The Company recorded no net revenues or associated gross profits in the first quarter of 1996. The Company's products are at an early stage in their product life cycles, and as such, current period cost of revenues and gross profits may not be indicative of future cost of revenues or gross profits. The Company has limited experience in manufacturing and is currently operating at volumes well below expected facility capacity. While certain capacity and experience-related costs are considered manufacturing development and are therefore charged to research and development expense, cost of revenues and gross profits will



                    Page 7 of 10 sequentially numbered pages continue to be influenced by these factors into the foreseeable future. In addition, gross profits will be influenced by sales discounts granted during the remainder of the various clinical trials and discounts or allowances, if any, that accompany the initial commercial release of the Company's products. Cost of revenues and gross profits may also be affected by the success and therefor timing of regulatory approvals and market acceptance of the Company's products, which would affect the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expense was $5.5 million for the quarter ended March 31, 1997, an increase of 3.8% from the comparable period last year. Primary components of research and development expense are: the investment in primary research and development costs associated with the next generation of atrial defribillation products, the continued funding of pre-clinical and clinical trials of the Company's products in Europe and North America, and certain expenses associated with manufacturing development.

SALES AND MARKETING EXPENSES

Sales and marketing expense was $1.1 million for the quarter ended March 31, 1997, an increase of 91.4% from the comparable period last year. The Company has increased sales and marketing personnel world wide, but primarily in its European subsidiaries. This increase in personnel and subsequent personnel related costs are intended to support the anticipated commercial release of the METRIX system and temporary atrial defibrillation products and to support the ongoing distribution activities in Europe. InControl believes that the intended expansion of European and domestic sales and marketing activities and the related increases in personnel and personnel related costs associated with the expansion, will result in a substantial increase in sales and marketing expense throughout 1997, as compared to prior periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense was $1.3 million for the quarter ended March 31, 1997, an increase of 24.3% from the comparable period last year. Increase in general and administrative expense from period to period are primarily attributable to an increase in administrative personnel and facilities costs throughout the Company and, to a lessor degree, professional service expenses.

INTEREST INCOME AND INTEREST EXPENSE

Interest income was $512,000 for the quarter ended March 31, 1997, an increase of 118.7% from the comparable period last year. The increase period to period is attributable to increased average balances of cash, cash equivalents, and securities available for sale resulting from a public offering of stock completed in April 1996. In the absence of additional funding from future financing activities, interest income will decrease as the above mentioned resources are used to fund operations and the related average balances of cash, cash equivalents, and securities available for sale decline.

Interest expense was $104,000 for the quarter ended March 31, 1997, a decrease of 8.2% from the comparable period last year. The decrease was related to the Company's lower average balance of equipment lease financing. Interest expense in future periods will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company had cash, cash equivalents, and securities available for sale totaling $29.6 million, compared to a balance of $37.0 million at December 31, 1996. The decrease was used to fund $6.7 million in



                    Page 8 of 10 sequentially numbered pages operating activities and $1.3 million in purchases of property and equipment which was partially offset by an increase in net lease financing of $549,000. During the comparable period in 1996 the Company funded $6.6 million in operating activities and $310,000 in purchases of property and equipment.

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

PART II:   OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

a)     Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended March 31, 1997.




                    Page 9 of 10 sequentially numbered pages

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INCONTROL, INC.
                                          (Registrant)



Dated:                                By:
      ------------------                  --------------------------------------
                                          Donald F. Seaton III
                                          Vice President, Finance,
                                          Chief Financial Officer and Secretary
                                          (Authorized Officer and Principal
                                          Financial Officer)



                   Page 10 of 10 sequentially numbered pages

                                 EXHIBIT INDEX

Exhibits
--------
   27          Financial Data Schedule