Form 10-Q
period 1997-06-30
INCONTROL INC
filed 1997-08-14
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended June 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________

                         Commission file number 0-24540


                                 INCONTROL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  91-1501619
----------------------------------              ------------------------
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


Indicate by check mark (x) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

 Yes  X     No
     ---       ---

As of July 22, 1997, there were 17,119,445 shares of the registrant's Common Stock, $.01 par value per share, outstanding.


                    Page 1 of 11 sequentially numbered pages

                                 INCONTROL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                  PAGE NO.
                                                                  --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)............................3

         Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996......................3

         Consolidated Statements of Operations -
            three and six months ended June 30, 1997 and 1996........4

         Consolidated Statements of Cash Flows -
            six months ended June 30, 1997 and 1996..................5

         Notes to Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations............7


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........10

Item 6.  Exhibits and Reports on Form 8-K...........................10

         Signature..................................................11



                    Page 2 of 11 sequentially numbered pages

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 INCONTROL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                              JUNE 30,
                                                                1997             DECEMBER 31,
                                                             (UNAUDITED)             1996
                                                            -------------       -------------
Current assets:
   Cash and cash equivalents                                $   3,498,132       $   4,287,617
   Securities available for sale                               17,665,457          32,714,022
   Inventories                                                  2,399,860           2,314,841
   Prepaid expenses and other current assets                    1,422,077             727,526
                                                            -------------       -------------
Total current assets                                           24,985,526          40,044,006
Property and equipment, net                                     6,844,112           4,861,566
Notes receivable from employees                                   771,042             746,042
Other assets                                                      224,077             265,273
                                                            -------------       -------------
Total assets                                                $  32,824,757       $  45,916,887
                                                            =============       =============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $     706,642       $     313,888
   Accrued expenses                                             2,341,660           1,960,642
   Current portion of long-term obligations                     1,453,331           1,197,614
                                                            -------------       -------------
Total current liabilities                                       4,501,633           3,472,144
Long-term obligations, less current portion                     2,047,759           1,418,701
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value:
        Authorized shares--10,000,000;
        Issued and outstanding shares--none                          --                  --
   Common stock, $.01 par value:
        Authorized shares--40,000,000;
        Issued and outstanding shares--
          17,118,945 at June 30, 1997 and
          16,960,700 at December 31, 1996                     129,333,099         129,237,938
   Deficit accumulated during development stage              (102,534,829)        (87,614,031)
   Notes receivable from stockholders                            (581,000)           (660,000)
   Cumulative translation adjustment                               58,095              62,135
                                                            -------------       -------------
Total stockholders' equity                                     26,275,365          41,026,042
                                                            -------------       -------------
Total liabilities and stockholders' equity                  $  32,824,757       $  45,916,887
                                                            =============       =============


                             See accompanying notes.


                    Page 3 of 11 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    THREE MONTHS  ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                  -------------------------------       -------------------------------
                                      1997               1996               1997               1996
                                  ------------       ------------       ------------       ------------

Revenues                          $    301,737       $    108,348       $    612,485       $    108,348
Cost of revenues                       258,517               --              484,406               --
                                  ------------       ------------       ------------       ------------
Gross profit                            43,220            108,348            128,079            108,348

Expenses:
    Research and development         5,525,307          6,000,872         11,027,302         11,328,536
    Sales and marketing              1,150,710            774,529          2,201,249          1,323,502
    General and
      administrative                 1,256,909          1,387,784          2,527,449          2,410,236
                                  ------------       ------------       ------------       ------------
                                     7,932,926          8,163,185         15,756,000         15,062,274

Interest income                        387,823            659,658            899,366            893,572
Interest expense                      (131,478)          (121,424)          (235,946)          (235,162)
                                  ------------       ------------       ------------       ------------
Net loss                          $ (7,633,361)      $ (7,516,603)      $(14,964,501)      $(14,295,516)
                                  ============       ============       ============       ============

Net loss per share (Note 1)       $      (0.45)      $      (0.47)      $      (0.88)      $      (0.95)
                                  ============       ============       ============       ============
Shares used in computation
  of net loss per share             17,090,747         16,131,927         17,011,349         14,985,820


                             See accompanying notes.


                    Page 4 of 11 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------
                                                              1997               1996
                                                          ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                  $(14,964,501)      $(14,295,516)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                           1,386,110          1,162,283
     Employees' compensation used to retire loans                 --              552,516
      to stockholders
     Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses
         and other current assets                             (445,450)          (212,316)
      (Increase) decrease in inventories                       (73,106)          (818,585)
      Increase (decrease) in accounts payable,
         accrued expenses, and sales tax payable               837,865           (139,905)
                                                          ------------       ------------
Net cash used in operating activities                      (13,259,082)       (13,751,523)

INVESTING ACTIVITIES:
Purchases of property and equipment                         (3,257,530)        (1,286,018)
Loans to employees                                             (30,000)           (30,000)
Proceeds from collection of employee loans                      20,000             12,000
Purchases of securities                                     (1,169,911)       (28,353,507)
Proceeds from maturity of securities                        15,863,623         10,715,000
Proceeds from sale of securities                                  --            1,618,182
                                                          ------------       ------------
Net cash provided by (used in) investing activities         11,426,182        (17,324,343)

FINANCING ACTIVITIES:
Proceeds from lease financing                                1,510,188            244,551
Payments on lease financing                                   (594,290)          (421,799)
Proceeds from collection of stockholders' loans                 79,000             26,000
Proceeds from exercise of stock options                         95,161             95,444
Net proceeds from sale of common stock                            --           46,167,230
                                                          ------------       ------------
Net cash provided by financing activities                    1,090,059         46,111,426

Effect of exchange rate changes on cash                        (46,644)            19,175
                                                          ------------       ------------
Net increase (decrease) in cash and cash equivalents          (789,485)        15,054,735

Cash and cash equivalents at beginning of period             4,287,617          2,048,600
                                                          ------------       ------------

Cash and cash equivalents at end of period                $  3,498,132       $ 17,103,335
                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                  $    235,946       $    235,162
                                                          ============       ============


                             See accompanying notes.


                    Page 5 of 11 sequentially numbered pages

                                 INCONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INTERIM FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by InControl, Inc. ("InControl" or the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any other fiscal period.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:


                                     JUNE 30,            DECEMBER 31,
                                       1997                  1996
                                   ------------           ----------
Raw materials                      $    808,304           $  888,639
Work in process                       1,010,603              727,284
Finished products                       580,953              698,918
                                   ------------           ----------
                                   $  2,399,860           $2,314,841
                                   ============           ==========

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

SUBSEQUENT EVENTS

On July 29, 1997, the Company completed a private placement offering of 1,615,740 shares of Common Stock at $9.45 per share (prior to the deduction of fees and commissions associated with the offering).


                    Page 6 of 11 sequentially numbered pages

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Factors that could affect the Company's financial results are described in the following paragraphs and in the Company's latest Annual Report on Form 10-K filed with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

InControl is engaged in the design, development and manufacture of implantable atrial defibrillators and related products, including transvenous defibrillation leads, temporary defibrillation catheters, and temporary heartwires designed for post-operative atrial defibrillation. The majority of the Company's resources have been and continue to be devoted to research and development activities related to the METRIX System, a proprietary system designed to treat atrial fibrillation. The METRIX System is comprised of an implantable defibrillator, transvenous leads to connect the defibrillator to the heart, a system analyzer, and a system programmer. The Company has entered into agreements where the Company distributes catheters and related products in certain geographic markets. The design and development of an implantable medical device has required the Company to make significant investments in research and development activities and, as such, the Company has accumulated a deficit of $102.5 million as of June 30, 1997. The Company expects to incur substantial additional losses in the near future as any moderate increase in revenues from expanding clinical trials and expected limited commercial release of the Company's products in Europe should be more than offset by increases in the Company's expenses. Increases in expenses will be due primarily to InControl's continuing investment in research and development efforts, the additional expenses of the increases in clinical trial activities, the expansion of European and domestic marketing and sales capabilities and increasing domestic manufacturing activity. The amount and timing of the Company's future revenues and, as a result, the amount and timing of the Company's future losses will be affected by, among other things, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the availability of third-party reimbursement for the Company's products, the rate of market acceptance and adoption of the METRIX System, the costs associated with increases in marketing and sales capabilities in the United States and Europe, the costs associated with the development of manufacturing capabilities, the costs associated with product development efforts and the status of competing products.

The Company achieved several important milestones in the second quarter of 1997. In Europe, the Company was awarded the CE Mark on the METRIX System, which allowed for, and was followed by, the subsequent commercial release of the METRIX System in the European Union. In the United States, the Company was granted clearance by the FDA for expansion of the clinical trial of the METRIX System to 170 patients, in a total of 25 centers, and approved the use of the device's patient-activated mode for out-of-hospital therapy. In addition, the FDA reclassified the METRIX System as a Category B medical device for reimbursement purposes. InControl was also awarded the CE Mark on the Company's TADPOLE Heart Wires for treatment of post-operative atrial fibrillation.

The Company believes that it will incur losses at least until the METRIX System has gained market acceptance in the United States. Market acceptance of the METRIX System in the United States is dependent on obtaining regulatory approval from the Food and Drug Administration (the "FDA") for its commercial release, which is in turn dependent on the success of clinical trials of the METRIX System in the United States. There can be no assurance that clinical trials in the United States will be successful or that regulatory approval for the METRIX System will be obtained in the United States. Furthermore, there can be no assurance that the METRIX System will achieve market acceptance in Europe or, if regulatory approval is obtained, the United States.


                    Page 7 of 11 sequentially numbered pages

RESULTS OF OPERATIONS

REVENUES

Net revenues for the quarter ended June 30, 1997, were $302,000, an increase of 178.5% from the comparable period in 1996. For the six months ended June 30, 1997, net revenues were $612,000, an increase of 465.3% from the comparable period in 1996. Revenues result from the sale of METRIX devices, leads, and accessories associated with commercial release of the METRIX System in Europe and worldwide clinical investigations and, to a lesser degree, distribution of catheters and related products in Europe. Revenues in future quarters will be primarily dependent on the rate of market acceptance in Europe and the success of the Company's expanded United States clinical trial activities. There can be no assurance, however, that the METRIX System will achieve market acceptance in Europe or that the Company's clinical trials in the United States will be successful in obtaining regulatory approval of the METRIX System.

GROSS PROFITS

Gross profits for the quarter ended June 30, 1997 totaled $43,000 or 14% of net revenues. Revenues for 1996 were the result of implants during clinical trials and, accordingly, the cost of revenues were charged to research and development expense. The Company's products are at an early stage in their product life cycles; therefore, current period cost of revenues and gross profits may not be indicative of future cost of revenues or gross profits. The Company has limited experience in manufacturing, and is currently operating at volumes well below expected facility capacity. While certain capacity and experience-related costs are considered manufacturing development and are therefore charged to research and development expense, cost of revenues and gross profits will continue to be influenced by these factors in the foreseeable future. In addition, gross profits will be influenced by sales discounts granted during the remainder of the various clinical trials and discounts or allowances, if any, that accompany the initial commercial release of the Company's products. Cost of revenues and gross profits may also be affected by the Company's success in obtaining, and therefore the timing of, regulatory approvals and market acceptance of the Company's products, which would affect the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended June 30, 1997 were $5.5 million, a decrease of 7.9% from the comparable period in 1996. For the six months ended June 30, 1997, research and development expenses were $11.0 million, a decrease of 2.7% from the comparable period in 1996. The quarter-to-quarter decrease is primarily related to a one-time compensation expense taken in the second quarter of 1996. It is anticipated that research and development expenses will increase in future quarters as the Company continues to develop its technology. Primary components of research and development expenses are the investment in primary research and development costs associated with the next generation of atrial defibrillation products, the continued funding of preclinical studies and clinical trials of the Company's products in Europe and North America, and certain expenses associated with manufacturing development.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the quarter ended June 30, 1997 were $1.2 million, an increase of 48.6% from the comparable period in 1996. For the six months ended June 30, 1997, sales and marketing expenses were $2.2 million, an increase of 66.3% from the comparable period in 1996. The Company has increased sales and marketing personnel worldwide, but primarily in its European subsidiaries. This increase in personnel and subsequent personnel-related costs are primarily related to support of the commercial release of the METRIX System (and temporary atrial defibrillation products) and to support the ongoing distribution activities in Europe. InControl believes that the intended expansion of European and domestic sales and marketing activities and the related increases in personnel and personnel-related costs associated with the expansion will result in a substantial increase in sales and marketing expense throughout the remainder of 1997, as compared to prior periods.


                    Page 8 of 11 sequentially numbered pages

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended June 30, 1997 were $1.3 million, a decrease of 9.4% from the comparable period in 1996. For the six months ended June 30, 1997, general and administrative expenses were $2.5 million, an increase of 4.9% from the comparable period in 1996. The quarter-to-quarter decrease is primarily related to a one-time compensation expense, taken in the second quarter of 1996. Exclusive of the effects of this one-time compensation expense, the increase in general and administrative expenses in the six-month period ended June 30, 1997 from the comparable period in 1996 is primarily attributable to an increase in administrative personnel and facilities costs throughout the Company and, to a lesser degree, professional service expenses.

INTEREST INCOME AND INTEREST EXPENSE

Interest income for the quarter ended June 30, 1997 was $388,000, a decrease of 41.2% from the comparable period in 1996. For the six months ended June 30, 1997, interest income was $899,000, an increase of 0.6% from the comparable period in 1996. The decrease quarter to quarter is attributable to decreased average balances of cash, cash equivalents, and securities available for sale. The modest increase between year-to-date periods is a result of low average balances of cash, cash equivalents, and securities available for sale in the first quarter of 1996 and the subsequent increase in these balances due to a public offering of stock completed in April 1996. As a result of the financing completed in July 1997, as described below, interest income will rise from current period amounts during the balance of 1997 and then decrease from those levels as these capital resources are used to fund operations and the related average balances of cash, cash equivalents, and securities available for sale decline.

Interest expense for the quarter ended June 30, 1997 was $131,000, an increase of 8.3% from the comparable period in 1996. For the six months ended June 30, 1997, interest expense was $236,000, an increase of 0.3% from the comparable period in 1996. The increase was related primarily to the Company's higher average balance of equipment lease financing. Interest expense in future periods will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash, cash equivalents, and securities available for sale totaling $21.2 million, compared to a balance of $37.0 million at December 31, 1996. The decrease was used to fund $13.3 million in operating activities and $3.3 million in purchases of property and equipment, which was partially offset by a net increase in lease financing of $916,000. During the comparable period in 1996, the Company funded $13.8 million in operating activities and $1.3 million in purchases of property and equipment. The Company completed on July 29, 1997, subsequent to the date of the consolidated financial statements contained herein, a private placement offering of 1,615,740 shares of Common Stock at $9.45 per share.

InControl expects that its cash needs will increase in future periods due to the Company's expected sustained investment in research and development efforts, as well as increases in spending on clinical trial activities and the expansion of marketing, sales and manufacturing capabilities. The Company's future capital requirements will depend on many factors, including the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the availability of third-party reimbursement for the Company's products, the rate of market acceptance and adoption of the METRIX System, the costs associated with increases in marketing and sales capabilities in the United States and Europe, the costs associated with the development of manufacturing capabilities, the costs associated with its product development efforts and the status of competing products. The Company believes that together with the proceeds from the financing completed in July 1997, its existing cash, cash equivalents, securities available for sale, and interest thereon will be sufficient to meet its capital requirements through mid-1998. Within this period, the Company will seek additional funding, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials, and manufacturing and administrative programs.


                    Page 9 of 11 sequentially numbered pages

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of InControl, Inc. was held on May 15, 1997. A total of 14,305,521 shares of the Company's Common Stock were represented in person or by proxy at the meeting, which comprised 84.1% of the total number of shares of the Company's Common Stock outstanding as of March 20, 1997, the record date for the meeting.

At the meeting, Michael J. Levinthal was re-elected to serve as a director of the Company for a term of three years until the Company's Annual Meeting of Stockholders in 2000. Mr. Levinthal received 13,794,211 votes, which represents 96.4% of the shares present at the meeting in person or by proxy.

Continuing as directors of the Company are Alan D. Frazier and Kurt C. Wheeler, whose terms expire in 1998, and Mark B. Knudson and Donald C. Harrison, whose terms expire in 1999.

Also at the meeting, the Company's stockholders approved an amendment to the Company's Restated 1990 Stock Option Plan to increase the number of shares issuable under the plan by 1,000,000. Of the votes represented at the meeting, 9,583,053 votes were cast in favor of the amendment, 3,790,264 votes were cast against the amendment, and 6,609 votes abstained or were withheld from voting.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits
      --------

         Exhibit No.
         -----------

            27.1       Financial Data Schedule

b)    Reports on Form 8-K
      -------------------

No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                    Page 10 of 11 sequentially numbered pages

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INCONTROL, INC.
                                           (Registrant)




                                       By: /s/ DONALD F. SEATON III
                                           -------------------------
                                           Donald F. Seaton III
                                           Vice President, Finance,
                                           Chief Financial Officer and
                                           Secretary
                                           (Authorized Officer and Principal
                                           Financial Officer)

Dated: August 13, 1997


                    Page 11 of 11 sequentially numbered pages

                                  EXHIBIT INDEX

  Exhibit No.
  -----------

      27.1        Financial Data Schedule