Form 10-Q
period 1997-09-30
INCONTROL INC
filed 1997-11-14
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarter ended September 30, 1997.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

            For the transition period from ___________ to __________

                         Commission file number 0-24540


                                 INCONTROL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     91-1501619
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                           Identification Number)


                            6675 - 185TH AVENUE N.E.
                             REDMOND, WA 98052-6734
                                 (425) 861-9800
   (Address and telephone number of registrant's principal executive offices)

                              ---------------------


Indicate by check mark (x) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]


As of November 4, 1997, there were 18,756,939 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

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

Item 1.        Financial Statements (unaudited)..........................................3

               Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996...............................3

               Consolidated Statements of Operations -
                  three and nine months ended September 30, 1997 and 1996................4

               Consolidated Statements of Cash Flows -
                  nine months ended September 30, 1997 and 1996..........................5

               Notes to Consolidated Financial Statements................................6

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................7


PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.........................................10

               Signature................................................................11

                    Page 2 of 11 sequentially numbered pages

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                      INCONTROL, INC.

                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS

                                                      SEPTEMBER 30,
                                                           1997                DECEMBER 31,
                                                       (UNAUDITED)                 1996
                                                      -------------            ------------
Current assets:
   Cash and cash equivalents                          $   2,892,692           $   4,287,617
   Securities available for sale                         23,390,084              32,714,022
   Inventories                                            2,660,221               2,314,841
   Prepaid expenses and other current assets              1,637,267                 727,526
                                                      -------------           -------------
Total current assets                                     30,580,264              40,044,006
Property and equipment, net                               7,782,381               4,861,566
Notes receivable from employees                             786,042                 746,042
Other assets                                                264,586                 265,273
                                                      -------------           -------------
Total assets                                          $  39,413,273           $  45,916,887
                                                      =============           =============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $   1,387,067           $     313,888
   Accrued expenses                                       1,896,319               1,960,642
   Current portion of long-term obligations               1,445,662               1,197,614
                                                      -------------           -------------
Total current liabilities                                 4,729,048               3,472,144
Long-term obligations, less current portion               2,392,727               1,418,701
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value:
        Authorized shares--10,000,000;
        Issued and outstanding shares--none                      --                      --
   Common stock, $.01 par value:
        Authorized shares--40,000,000;
        Issued and outstanding shares--
        18,756,379 at September 30,1997
        and 16,960,700 at December 31, 1996             143,947,357             129,237,938
   Deficit accumulated                                 (111,057,253)            (87,614,031)
   Notes receivable from stockholders                      (581,000)               (660,000)
   Cumulative translation adjustment                        (17,606)                 62,135
                                                      -------------           -------------
Total stockholders' equity                               32,291,498              41,026,042
                                                      -------------           -------------
Total liabilities and stockholders' equity            $  39,413,273           $  45,916,887
                                                      =============           =============

                             See accompanying notes.


                    Page 3 of 11 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------   -------------------------------
                                     1997            1996             1997             1996
                                     ----            ----             ----             ----
Revenues                        $    514,207     $     90,374     $  1,126,691     $    198,722
Cost of revenues                     363,057               --          847,463               --
                                ------------     ------------     ------------     ------------
Gross profit                         151,150           90,374          279,228          198,722

Expenses:
    Research and development       6,376,016        5,794,138       17,403,318       17,122,675
    Sales and marketing            1,484,744          662,835        3,685,993        1,986,336
    General and administrative     1,101,618          915,864        3,629,068        3,326,100
                                ------------     ------------     ------------     ------------
                                   8,962,378        7,372,837       24,718,379       22,435,111

Interest income                      400,856          694,158        1,300,221        1,587,730
Interest expense                    (138,669)        (104,471)        (374,615)        (339,633)
                                ------------     ------------     ------------     ------------
Net loss                        $ (8,549,041)    $ (6,692,776)    $(23,513,545)    $(20,988,292)
                                ============     ============     ============     ============

Net loss per share (Note 1)     $      (0.47)    $      (0.40)    $      (1.35)    $      (1.34)
                                ============     ============     ============     ============
Shares used in computation
of net loss per share             18,234,495       16,938,883       17,436,856       15,636,841

                             See accompanying notes.


                    Page 4 of 11 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                            1997             1996
                                                            ----             ----
OPERATING ACTIVITIES:
Net loss                                                $(23,513,545)    $(20,988,292)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                         2,181,112        1,815,103
     Employees' compensation used to retire loans
       to stockholders                                            --          552,516
     Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses
         and other current assets                           (975,918)        (450,286)
      (Increase) decrease in inventories                    (348,370)        (794,391)
      Increase (decrease) in accounts payable,
         accrued expenses, and sales tax payable           1,061,767           30,783
                                                        ------------     ------------
Net cash used in operating activities                    (21,594,954)     (19,834,567)

INVESTING ACTIVITIES:
Purchases of property and equipment                       (4,951,318)      (1,635,126)
Loans to employees                                           (45,000)         (45,000)
Proceeds from collection of employee loans                        --           12,000
Purchases of securities                                  (16,365,129)     (39,064,242)
Proceeds from maturity of securities                      22,678,623       13,080,000
Proceeds from sale of securities                           2,978,978        1,618,182
                                                        ------------     ------------
Net cash provided by (used in) investing activities        4,296,154      (26,034,186)

FINANCING ACTIVITIES:
Proceeds from lease financing                              2,215,202          270,654
Payments on lease financing                                 (958,787)        (665,027)
Proceeds from collection of stockholders' loans               79,000           26,000
Proceeds from exercise of stock options                      131,645          136,154
Net proceeds from sale of common stock                    14,577,774       46,167,230
                                                        ------------     ------------
Net cash provided by financing activities                 16,044,834       45,935,011

Effect of exchange rate changes on cash                     (140,959)         (16,042)
                                                        ------------     ------------
Net increase (decrease) in cash and cash equivalents      (1,394,925)          50,216

Cash and cash equivalents at beginning of period           4,287,617        2,048,600
                                                        ------------     ------------

Cash and cash equivalents at end of period              $  2,892,692     $  2,098,816
                                                        ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                $    325,390     $    308,038
                                                        ============     ============



                             See accompanying notes.

                    Page 5 of 11 sequentially numbered pages

                                 INCONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INTERIM FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by InControl, Inc. ("InControl" or the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any other fiscal period.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:


                                             SEPTEMBER 30,            DECEMBER 31,
                                                 1997                    1996
                                                 ----                    ----
Raw materials                                 $  676,239              $  888,639
Work In Process                                1,283,095                 727,284
Finished Products                                700,887                 698,918
                                              ----------              ----------
                                              $2,660,221              $2,314,841
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

STOCKHOLDERS' EQUITY

On July 29, 1997, the Company successfully completed a private offering of 1,615,740 shares of common stock at $9.45 per share (prior to the deduction of fees and commissions associated with the offering). The offering raised capital, net of related fees, of $14.6 million.

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



                    Page 6 of 11 sequentially numbered pages

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Factors that could affect the Company's financial results include, among other things, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System, the availability of third-party reimbursement for the Company's products, and the status of competing products. Reference is made to the Company's latest Annual Report on Form 10-K filed with the Commission for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

InControl is engaged in the design, development and manufacture of implantable atrial defibrillators and related products, including transvenous defibrillation leads, temporary defibrillation catheters and temporary heartwires designed for post-operative atrial defibrillation. The majority of the Company's resources have been and continue to be devoted to research and development activities related to the METRIX System, a proprietary system designed to treat atrial fibrillation. The METRIX System is comprised of an implantable defibrillator, transvenous leads to connect the defribillator to the heart, a system analyzer and a system programmer. The Company is also party to agreements under which the Company distributes defibrillation and diagnostic catheters and related products in certain geographic markets.

The design and development of an implantable medical device has required the Company to make significant investments in research and development activities and, as such, the Company has accumulated a deficit of $111.1 million as of September 30, 1997. InControl expects to incur substantial additional losses in the near future. The Company expects that revenues from clinical trials and sales of the Company's products will increase and such increases will moderate future deficit growth. Future increases in expenses are expected to be primarily due to InControl's continuing investment in research and development efforts, increases in clinical trial activities, the expansion of European and domestic marketing and sales capabilities and increasing domestic manufacturing activity. The amount and timing of the Company's future revenues and, as a result, the amount and timing of the Company's future losses will be affected by, among other things, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and adoption of the METRIX System, the availability of third-party reimbursement for the Company's products and the status of competing products.

During the first nine months of 1997, InControl achieved several clinical and business milestones that had been identified by the Company as important to its future success. In Europe, the Company was awarded the CE Mark on the METRIX System and the Company's newest product the TADPOLE heartwires, which are designed to provide a new therapeutic alternative for patients suffering from post-operative atrial fibrillation. Currently, the METRIX System is in limited commercial release in Europe, while undergoing further limited trials to satisfy various European reimbursement authorities, and the TADPOLE heartwires are undergoing post CE mark trials in Europe to verify product design and clinical utility. In the United States, the Company was granted clearance by the Food and Drug Administration (the "FDA") for expansion of the clinical trial of the METRIX System to 170 patients, in a total of 25 centers, and approved the use of the device's patient-activated mode for out-of-hospital therapy. Subsequently, the METRIX device has been used successfully in the patient-activated mode. In addition, the FDA reclassified the METRIX System as a Category B medical device for reimbursement purposes. On July 29, 1997, the Company completed the private offering of 1,615,740 shares of common stock raising $14.6 million, net of related fees.

The Company believes that it will incur losses at least until the METRIX System has gained market acceptance in the United States. Market acceptance of the METRIX System in the United States is dependent on, among other things, obtaining regulatory approval from the FDA for its commercial release, which is in turn dependent on the success of the METRIX System clinical trials in the United States. There can be no assurance that clinical trials in the United States will be successful. Further, there can be no assurance that regulatory approval for the METRIX System will be obtained, or if such approval is obtained, that the METRIX System will achieve market acceptance in the United


                    Page 7 of 11 sequentially numbered pages

States. The Company has obtained regulatory approvals for the METRIX System in Europe, however, there can be no assurance that the METRIX System will achieve market acceptance in Europe.

RESULTS OF OPERATIONS

REVENUES

Net revenues for the quarter ended September 30, 1997, were $514,000, an increase of $424,000, or 469%, from the comparable period in 1996. For the nine months ended September 30, 1997, net revenues were $1.1 million, an increase of $928,000, or 467%, from the comparable period in 1996. Revenues result from the sale of METRIX devices, leads, and accessories in Europe and the sale of METRIX Systems in clinical investigations in the United States and, to a lesser degree, distribution of catheters and related products in Europe. Revenues in future quarters will be primarily dependent on the timing and outcome of certain limited clinical studies required for European reimbursement authorities, the rate of market acceptance in Europe, the success and timing of the Company's United States clinical trial activities, and the subsequent rate of market acceptance in the United States. There can be no assurance, however, that the METRIX System will achieve market acceptance or widespread approval for reimbursement in Europe or that the Company's clinical trials in the United States will be successful in obtaining regulatory approval of the METRIX System, or that the METRIX System will achieve market acceptance in the United States.

GROSS PROFITS

Gross profits for the quarter ended September 30, 1997 totaled $151,000 or 29% of net revenues. Revenues for 1996 were exclusively the result of implants during clinical trials and, accordingly, the cost of revenues were charged to research and development expense. The Company's products are at an early stage in their product life cycles; current period cost of revenues and gross profits may therefore not be indicative of future cost of revenues or gross profits. The Company has limited experience in manufacturing, and is currently operating at volumes well below expected facility capacity. While certain capacity and experience-related costs are considered manufacturing development and are therefore charged to research and development expense, cost of revenues and gross profits will continue to be influenced by these factors in the foreseeable future. In addition, gross profits will be influenced by sales discounts granted during the remainder of the various clinical trials and discounts or allowances, if any, that accompany the initial commercial release of the Company's products. Cost of revenues and gross profits will be affected by the relative mix of products sold period-to-period. InControl expects that METRIX System and TADPOLE Heartwire businesses will earn higher gross margins than the products that are sold through the Company's distribution agreements. Cost of revenues and gross profits will also be affected by the Company's success in obtaining, and therefore the timing of, regulatory approvals and market acceptance of the Company's products, which would affect the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended September 30, 1997 were $6.4 million, an increase of 10% from the comparable period in 1996. For the nine months ended September 30, 1997, research and development expenses were $17.4 million, an increase of 2% from the comparable period in 1996. The increase in quarter-to-quarter and year-to-date expenses is primarily related to increased personnel and subsequent personnel-related costs. It is anticipated that research and development expenses will increase in future quarters as the Company continues to invest in primary research and development activities associated with the next generation of atrial defibrillation products and continues to fund preclinical studies and clinical trials of the Company's products in Europe and the United States.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the quarter ended September 30, 1997 were $1.5 million, an increase of 124% from the comparable period in 1996. For the nine months ended September 30, 1997, sales and marketing expenses were $3.7 million, an increase of 86% from the comparable period in 1996. Increases in these expenses result from increases in the number of sales and marketing personnel worldwide, primarily in the Company's European subsidiaries. These additional personnel have been hired to support the commercial release and ongoing distribution


                    Page 8 of 11 sequentially numbered pages of the Company's products. InControl believes that the expansion of European and domestic sales and marketing activities and personnel and personnel-related costs associated with the expansion will result in a substantial increase in sales and marketing expense throughout the remainder of 1997, as compared to prior periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended September 30, 1997 were $1.1 million, an increase of 20% from the comparable period in 1996. For the nine months ended September 30, 1997, general and administrative expenses were $3.6 million, an increase of 9% from the comparable period in 1996. The quarter-to-quarter increase is primarily related to an increase in administrative personnel and facilities costs throughout the Company and, to a lesser degree, an increase in period-to-period professional services expenses.

INTEREST INCOME AND INTEREST EXPENSE

Interest income for the quarter ended September 30, 1997 was $401,000, a decrease of 42% from the comparable period in 1996. For the nine months ended September 30, 1997, interest income was $1.3 million, a decrease of 18% from the comparable period in 1996. The decrease in quarter-to-quarter and year-to-date interest income from comparable periods in 1996 is attributable to decreased average balances of cash, cash equivalents, and securities available for sale. The Company expects interest income to decrease in future quarters as capital resources are used to fund operations and average balances of cash, cash equivalents, and securities available for sale decline.

Interest expense for the quarter ended September 30, 1997 was $139,000, an increase of 33% from the comparable period in 1996. For the nine months ended September 30, 1997, interest expense was $375,000, an increase of 10% from the comparable period in 1996. The increase in quarter-to-quarter and year-to-date interest expense from comparable periods in 1996 is attributable to the Company's higher average balance of equipment lease financing. The Company expects that interest expense during the remainder of 1997 and in the first half of 1998 will remain higher than the levels of interest expense in the prior year's comparable period. Interest expense in future periods will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash, cash equivalents, and securities available for sale totaling $26.3 million, compared to a balance of $37.0 million at December 31, 1996. The decrease was used to fund $21.6 million in operating activities and $5.0 million in purchases of property and equipment, which was partially offset by a net increase in lease financing of $1.3 million. During the comparable period in 1996, the Company had expenditures of $19.8 million in operating activities and $1.6 million in purchases of property and equipment. On July 29, 1997, the Company completed a private offering of 1,615,740 shares of common stock at $9.45 per share, resulting in approximately $14.6 million in net proceeds to the Company.

InControl expects that its cash needs will increase in future periods due to the Company's expected sustained investment in research and development efforts, as well as anticipated increases in spending on clinical trial activities and the planned expansion of marketing, sales and manufacturing capabilities. The Company's future capital requirements will depend on many factors, including the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and adoption of the METRIX System, the availability of third-party reimbursement for the Company's products, and the status of competing products. The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon will be sufficient to meet its capital requirements through mid-1998. Within this period, the Company will seek additional funding, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. Insufficient funding will require the Company to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials, and manufacturing and administrative programs.


                    Page 9 of 11 sequentially numbered pages

PART II:       OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      Exhibit No.
      -----------
          27.1        Financial Data Schedule


b)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated July 29, 1997, with respect to the private offering of 1,615,740 shares of its common stock at $9.45 per share, pursuant to exemptions from registration provided by Regulation D and Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

No other reports on Form 8-K were filed during the quarter ended September 30, 1997.









                    Page 10 of 11 sequentially numbered pages

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INCONTROL, INC.
                                          (Registrant)




Dated:  11/14/97                          By: /s/ DONALD F. SEATON III
      -------------                          -----------------------------------
                                             Donald F. Seaton III
                                             Vice President, Finance,
                                             Chief Financial Officer and
                                             Secretary (Authorized Officer and
                                             Principal Financial Officer)





                    Page 11 of 11 sequentially numbered pages

Exhibit Index

Exhibit No.         Description
-----------         -----------
   27.1        Financial Data Schedule