Form 10-K
period 1997-12-31
INCONTROL INC
filed 1998-03-31
CIK 871629

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( X ) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the year ended December 31, 1997

                                       or

(   )    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _______________ to _________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) was subject to filing requirements for the past 90 days. Yes ( X ) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sale price of the registrant's Common Stock on March 23, 1998, as reported on the Nasdaq National Market, was $94,990,475.

    As of March 23, 1998, there were 18,818,000 shares of the registrant's Common Stock outstanding.

    Portions of the registrant's Proxy Statement relating to its 1998 annual meeting of stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1997.

                                 INCONTROL, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                                                       PAGE NO.
                                                                                                       --------
Item 1.     Business ...............................................................................       1
                Business of the Company ............................................................       1
                Products ...........................................................................       2
                Field Clinical Engineering
                 and Clinical Research .............................................................       4
                Sales in the United States and Europe ..............................................       4
                Manufacturing ......................................................................       5
                Atrial Defibrillator Market ........................................................       5
                Post Operative Atrial Defibrillation
                 and Cardiac Pacing Heartwire Market ...............................................       6
                Competition ........................................................................       6
                Patents and Proprietary Rights .....................................................       6
                Government Regulation ..............................................................       7
                Employees ..........................................................................       9
                Important Factors Regarding
                 Forward-Looking Statements ........................................................       9


Item 2.     Properties .............................................................................      13

Item 3.     Legal Proceedings ......................................................................      13

Item 4.     Submission of Matters to a Vote of the Security Holders ................................      13


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ..................      14
Item 6.     Selected Consolidated Financial Data ...................................................      15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..................................................................      16
Item 8.     Financial Statements and Supplementary Data ............................................      20
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...................................................................      35

                                    PART III

    Item 10.    Directors and Executive Officers of the Registrant .................................      35
    Item 11.    Executive Compensation .............................................................      35
    Item 12.    Security Ownership of Certain Beneficial Owners and Management .....................      35
    Item 13.    Certain Relationships and Related Transactions .....................................      35


                                     PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................      36

                                     PART I


ITEM 1. BUSINESS

The discussion within the following description of the Company's business and elsewhere in the Form 10-K contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate" and similar expressions identify forward-looking statements. Factors that could affect the Company's actual results include, among other things, the rate of market acceptance and the adoption of the METRIX System, the availability of adequate funding, the availability of third-party reimbursement for the Company's products, the progress and costs of preclinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the ability to obtain and defend patent and intellectual property rights and to market the Company's products, and the status of competing products. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrences of unanticipated events. See "-- Important Factors Regarding Forward-Looking Statements".

BUSINESS OF THE COMPANY

Founded in 1990, InControl, Inc. (the "Company" or "InControl") is a leader in the development of therapeutic devices for the treatment of atrial fibrillation ("AF"), a common heart rhythm disorder. The Company's first and most important product is an automatic implantable atrial defibrillation system (the "METRIX(TM) System"), which includes an implantable device (the "METRIX device"), a transvenous lead system (the "PERIMETER(R) Lead System"), the Defibrillator System Analyzer (the "DSA") and the INCONTROL(R) Programmer (the "Programmer"). The METRIX System entered clinical trials in the United States in 1996 and these trials will continue through 1998. In Europe the METRIX System completed safety trials and was awarded the conformite europeenne ("CE") mark in June, signifying European regulatory approval. Following the receipt of the CE mark, the Company initiated a series of post-approval METRIX System study protocols within several European countries required before a device will be eligible for reimbursement through the various national and local health care financing authorities. The Company is developing a line of products known collectively as the Temporary Atrial Defibrillation ("TAD") products. The TAD products include a family of defibrillation catheters ("TADCATH" products), and temporary pacing and defibrillation heartwires ("TADPOLE" heartwires).

AF is a common heart arrhythmia. The Company estimates that in each of the United States and Europe approximately 2,000,000 people suffer from AF, approximately 160,000 new cases develop annually and the disease accounts for hospitalization more often than any other heart rhythm disorder. It is also estimated that temporary post-surgical AF occurs in up to 1/4 of patients who have undergone thoracic surgery. There are approximately 400,000 such surgeries performed annually in the United States and the Company believes that a like number are performed in Europe. AF is a condition in which the regular pumping action of the atria, or upper chambers of the heart, is replaced by disorganized quivering caused by chaotic conduction of electrical signals in the atria. This disease may cause up to a 30% reduction in cardiac output, resulting in symptoms such as shortness of breath, fainting, fatigue and reduced exercise capacity. Moreover, although not immediately life threatening, AF significantly increases the risk of stroke. The American Heart Association estimates that 75,000 strokes per year in the United States are related to AF. In addition to these clinical consequences/complications, patients who suffer post-surgical AF can require extended hospital stays for up to five days resulting in increased costs for health care providers.

The Company believes that the METRIX System will be best suited for the treatment of patients with symptomatic persistent episodes of AF who are drug refractory and at risk for stroke. For these patients, it may offer significant advantages over current therapies, including reduced morbidity, decreased mortality risk, fewer adverse side effects and more effective and prompt treatment of AF. These therapies consist mainly of the administration of a combination of pharmaceuticals and external electrical cardioversion. Less frequently, AF is treated by permanent destruction of the heart's normal atrial-ventricular conduction system (a process known as AV nodal ablation) accompanied by pacemaker implantation, and occasionally by open-heart surgery. All these therapies present certain significant risks and side effects. With both antiarrhythmic pharmaceuticals and external cardioversion, AF recurs in a substantial percentage of patients treated. In addition, studies have indicated that antiarrhythmic pharmaceuticals may be associated with adverse side effects, including an increased risk of life-threatening ventricular arrhythmias. The Company believes that the TADCATH products will serve patients with similar AF characteristics as will be served by the METRIX System, in a non-implanted, temporary therapeutic protocol. InControl anticipates that certain of the patients successfully treated with the TADCATH products will become candidates for METRIX device implants. The TADPOLE heartwires are designed for treatment of temporary procedurally induced AF suffered by patients after thoracic surgery, including coronary artery bypass grafts ("CABG") and valve replacement surgery.

In 1996 InControl received approval from the Food and Drug Administration (the "FDA") to begin clinical trials of the METRIX System under an implanted clinical protocol. These trials continued into 1997 and in June the Company received permission from the FDA to expand the clinical sites from 5 to 25 and to expand patient enrollment from 10 to 170. The Company expects to file a Pre-Market Approval ("PMA") application with the FDA seeking panel review of the data from the clinical trial being conducted in the United States after such trial is completed. Once a PMA application is filed, the FDA may accept it and call for an advisory panel recommendation or the FDA may reject the PMA application for insufficient data. After the PMA is reviewed by the advisory panel, the FDA may approve or reject the product. This process is lengthy and unpredictable and there can be no assurance when such approval will be received, if at all. See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals."


In June 1997, the Company obtained the CE mark for the METRIX System and then initiated a series of post-approval METRIX System study protocols within several European countries required before the product will be eligible for reimbursement. These studies will continue during 1998. Studies which have been started include investigations into quality of life of AF patients and the total cost of care for AF patients. The Company has also initiated investigations in selected European clinical sites designed to study the benefits of the METRIX System in patients with conditions such as congestive heart failure, congenital heart defects and valvular disease. See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals."



PRODUCTS

METRIX(TM) System

The METRIX System is comprised of four components: the METRIX 3020 implantable atrial defibrillator, three transvenous leads, the DSA and the Programmer. Much like an implantable ventricular defibrillator ("ICD"), the METRIX 3020 is designed to be surgically implanted in the pectoral region of the chest and connected to the heart via the transvenous leads. The three-lead set includes InControl's proprietary PERIMETER RA (right atrium) and PERIMETER CS (coronary sinus), shocking and sensing leads and a standard right ventricular bipolar pacing lead. The leads are designed to be positioned in the heart to optimize signal sensing and shock delivery vectors. The DSA, an external instrument, is used at the time of implant to help verify lead placement, evaluate atrial defibrillation thresholds and determine device settings. The Programmer utilizes sophisticated digital telemetry designed to allow the physician to rapidly assess the implanted device on follow-up visits and easily reprogram the device, if necessary.

            METRIX 3020 Implantable Atrial Defibrillator

The METRIX 3020 is a small (approximately 53 cc, 80 grams) implantable device similar in size to a stopwatch. Maximum energy output of the device is approximately 6 joules. For most patients the device is expected to last approximately four years, although this period will vary by patient depending on the programming of the device and the therapy required. The device is designed to be replaced as needed; procedures for device replacements are expected to be similar to the procedures followed for pacemaker replacements. Proprietary technology is incorporated in the device that is intended to optimize safety, minimize energy requirements for atrial defibrillation and for device operation and provide a digital telemetry link with the Programmer.

The METRIX 3020 is designed to detect the presence of AF, confirm the persistence of the arrhythmia, deliver a low-energy synchronized shock on a safe R-R interval (heartbeat to heartbeat interval), monitor the heart and initiate post-shock ventricular back-up pacing if required, store relevant electrocardiograms and reinitiate the therapy cycle if the patient's heart has not been converted to normal heart rhythm. Once normal heart rhythm is restored, the device is designed to reset and reinitiate the therapy cycle when AF is again detected. To optimize shock safety, the device incorporates patented redundant ventricular sensing channels designed to enhance shock synchronization. In addition, proprietary technology incorporated into the device will enable it to be programmed to emit a very low-energy output warning signal, if desired by the patient and physician, to alert the patient when a therapeutic level shock is about to be delivered. To minimize defibrillation energy requirements and shock intensity, the device utilizes a proprietary biphasic shock waveform generated by a single capacitor. To minimize the device's power consumption and to maximize its life, InControl has incorporated a proprietary approach to intermittently power-up the microprocessors at preprogrammed intervals, and has patented a means to charge the capacitor efficiently in preparation for shock delivery.

            PERIMETER Transvenous Sensing and Defibrillation Lead System

Three permanent transvenous leads, providing what InControl believes to be a unique three-way view of the electrical conduction system of the heart, are attached to the heart and connected to the METRIX 3020. One lead is positioned in each of the coronary sinus, the right atrium and the right ventricle. InControl has developed a proprietary single electrode sensing and shocking lead for the coronary sinus, the PERIMETER CS lead. The PERIMETER CS lead is designed with a pre-formed helical shape to improve fixation in the coronary sinus. The PERIMETER RA lead is a single electrode sensing and shocking lead designed for fixation in the right atrium. These two leads provide a bipolar system for both sensing and shock delivery. A third lead, a standard right ventricular bipolar pacing lead, provides cardiac signals needed for shock synchronization, rhythm discrimination and post-shock back-up ventricular pacing.

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

            TADCATH -- Temporary Atrial Defibrillation Catheters

The TADCATH products are a family of defibrillation catheters designed and developed by InControl with manufacturing, and in some instances design, completed by selected qualified suppliers. These products provide physicians and patients a therapeutic alternative for the acute, temporary treatment of AF, particularly those patients who have failed external cardioversion. The products are also used to perform part of the pre-implant testing associated with the METRIX System clinical trials. InControl believes that use of these products at implant centers will help identify patients with AF characteristics that would make the patient suitable for a METRIX device implant. These catheters are sold by the Company in Europe whereas in the United States, the investigating physician generally provides the catheters for the procedures. In 1997, the Company was awarded the CE mark for TADCATH products. The Company currently has no plans to enter the regulatory process to seek FDA approval for these products.

            TADPOLE - Temporary Atrial Defibrillation and Cardiac Pacing
                      Heartwires

TADPOLE is a proprietary system of temporary cardiac pacing and atrial defibrillation heartwires designed and developed by InControl to serve patients who suffer from AF as result of thoracic surgical procedures including CABG and valve replacement procedures. The TADPOLE heartwires are designed to be placed post-surgery on the heart. This procedure for the placement of the heartwires is similar to that utilized by cardiovascular surgeons to place temporary cardiac pacing heartwires. Each patient receives at least two TADPOLE heartwires. The heartwires are then attached to a temporary pacemaker or to an external defibrillation energy source if the patient requires either pacing or atrial defibrillation during the post-operative recovery time period. The TADPOLE heartwires are designed to be removed via simple manual traction prior to the patient's discharge from the hospital. In 1997, the Company was awarded the CE mark for TADPOLE heartwires. The regulatory process will require that the Company file an Investigational Device Exemption ("IDE") with the FDA and enter into the PMA process for approval. See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals."

            Next Generation Atrial Defibrillators and Leads/Other Products Under Development

A portion of InControl's resources are devoted to the design and development of the next generation of the Company's products, including follow-on generations of atrial defibrillators, transvenous leads and accessories, improvements to the programmer and DSA and a new device for therapy activation for patients with METRIX System implants. Future generations of atrial defibrillators are being designed to be smaller and lighter and to have a longer battery life. Future devices are also being designed to include additional functionality and to offer therapy for a broader range of indications to serve larger patient populations. The Company believes that by combining the current atrial defibrillation therapy available in the METRIX System with additional therapies, patient recruitment will be simplified and accelerated. InControl anticipates significant design challenges in completing such a device. There can be no assurances, however, that the Company can successfully develop such future generation products in a timely manner, if at all. The Company is also developing new PERIMETER transvenous leads to improve on existing designs and to address requirements of future generations of atrial defibrillators.

The successful introduction of any new product depends upon the timing and completion of the final design work, design verification and qualification testing, component availability and manufacture. InControl invested $24.9 million, $23.1 million and $20.1 million in research and development for the years ended December 31, 1997, 1996 and 1995, respectively.


FIELD CLINICAL ENGINEERING AND CLINICAL RESEARCH

The Company believes that a field clinical engineering group that supports implanting physicians will continue to be critical to market acceptance of the METRIX System. A clinical engineering team is in place in Europe and the United States to conduct training programs, attend implant procedures, and assist with patient follow-up and device troubleshooting.

The Company also employs a Clinical Research group in the United States, which group has initiated studies into quality of life and cost of care for AF patients. InControl believes that the results from such studies will influence the rate of market acceptance and the availability of third-party reimbursement for its products in the United States and Europe. Certain of these studies are ongoing in the United States and Europe, and the Company anticipates initiating additional studies on an ongoing basis. See "--Important Factors Regarding Forward-Looking Statements--Market Acceptance; Substantial Dependence on
Single Product" and "--Dependence on Reimbursement."


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

Limited marketing and sales activities in Europe have commenced with the European safety trials completed and the CE mark obtained in 1997. The Company has established a subsidiary in Belgium (InControl, Europe, S.A./N.V.) which serves as its European headquarters and base for its European marketing, sales, regulatory, clinical engineering and administrative activities. InControl also has sales subsidiaries in Germany (InControl, GmbH) and France (InControl France, S.A.S.). InControl added sales and marketing personnel to all three European offices in 1997 and anticipates adding additional sales personnel in future years in anticipation of the expected growth in customers and clinical activity. The Company also sells the METRIX System through selected independent medical device distributors in certain countries in Europe.

MANUFACTURING

InControl has a manufacturing facility consisting of an approximately 4,100 square foot Class-10,000 clean room and approximately 5,900 square feet of manufacturing support area at its headquarters in Redmond, Washington. The Company currently is assembling METRIX 3020 devices and leads at this location. The DSA, the Programmer and the TAD products are currently being manufactured under contract with qualified suppliers. InControl believes that its Redmond facility will meet its manufacturing capacity requirements through at least 1999. During 1997, InControl was recertified to be in compliance with the International Standards Organization ("ISO") 9001 standards, as well as with the quality systems requirements of the European Active Implantable Device Directive (the "AIMDD"). The Company will be required to meet and adhere to all applicable requirements of, and the Company's manufacturing facilities will be subject to periodic inspection by, both United States and European regulatory agencies.

The manufacturing process for the METRIX System consists primarily of assembly of purchased components, testing operations, sterilization and packaging. Components are purchased according to InControl's specifications from approved suppliers. A number of product components, such as hybrid circuits, batteries, integrated circuits, capacitors and transformers, are currently supplied by sole source vendors. Because of the long lead time for some components, a vendor's inability to supply such components in a timely manner and in the quantity required would have a material adverse effect on the Company's ability to manufacture its products. The Company believes that it is taking appropriate action to minimize the risk of component shortages, including entering into long-term and volume commitments and stockpiling some key materials required for production of its products.


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

Today, the majority of patients with AF are cared for by their general practitioner, internist or cardiologist. Because there have been few new electrophysiology-based therapies for AF, referral of patients to EPs has been limited. The Company believes that, with the introduction of the METRIX 3020, treatment referral patterns to EPs will develop in a similar manner to referrals to EPs for patients with persistent ventricular arrhythmias and for patients with heart rhythm disorders responsive to ablation techniques.

The Company estimates that there are currently 1,500 EPs who practice at 600 centers in the United States and 500 EPs who practice at 200 implant centers in Europe. The Company's initial marketing and sales activities will concentrate on EPs based in those centers most active in the implantation of ICDs.

The Company believes that the key to adoption of the METRIX System as a new therapy will be positive clinical experience with the METRIX implantable atrial defibrillator as well as continued research and publication of results by leading electrophysiology academic researchers. In addition to a strong clinical and research base, the Company believes that the commercial success of the METRIX System will require active marketing and sales efforts to build name and brand loyalty and the development of a strong clinical engineering team to support physicians at implanting centers.

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

The Company believes that the key to adoption of the TADPOLE heartwires as a new therapy will be positive clinical experience, including efficacy, safety and ease of use, as well as publication of early clinical results by leading cardiovascular surgery academic researchers. In addition to a strong clinical results, the Company believes that the commercial success of the TADPOLE heartwires will require active marketing and sales efforts to build name and brand loyalty and the development of adequate supply and distribution capabilities.

COMPETITION

METRIX System and TADCATH Products

The METRIX System is a new technology that must compete with other more established treatments for AF such as pharmaceuticals, external electrical cardioversion, ablation accompanied by pacemaker implantation and open-heart surgery. Furthermore, although currently no implantable device is being marketed to treat AF, one manufacturer of ICD's and pacemakers is developing a dual-chamber defibrillator/dual chamber pacemaker system that will likely address patients with both ventricular and atrial arrhythmias and may be marketed to patients who have only AF. This device entered the clinic in Europe in early 1997 and has reportedly been implanted in the United States in at least one patient suffering from only AF. InControl believes that other manufacturers of ICD's and pacemakers are currently involved in, or will soon begin, efforts to develop implantable devices to treat both ventricular and atrial arrhythmias. In addition, these and other companies, academic institutions, governmental agencies and other research organizations may be pursuing alternative approaches to the treatment of AF. The Company believes that the primary competitive factors in the market for the treatment of symptomatic AF are therapeutic efficacy, safety and patient acceptance. Additional factors that will impact the Company's competitiveness in future years will be marketing and distribution capabilities and manufacturing costs and capacities.

TADPOLE heartwires

The TADPOLE heartwires represent a new technology that must compete with existing treatments for temporary post-surgical AF. Existing approaches are primarily pharmaceuticals and watchful waiting. Furthermore, although currently no defibrillation heartwires are being marketed to treat temporary post-surgical AF, InControl believes that manufacturers of cardiac pacing heartwires may be developing systems designed to be used to treat patients suffering from temporary post-surgical AF. In addition, these and other companies, academic institutions, governmental agencies and other research organizations may be pursuing alternative approaches to the treatment of temporary post-surgical AF. The Company believes that the primary competitive factors in the market for the treatment of temporary post-surgical AF are therapeutic efficacy, safety, distribution capabilities and cost competitiveness.

PATENTS AND PROPRIETARY RIGHTS

InControl is committed to developing and protecting its intellectual property. The Company files patent applications to protect innovative technology, inventions and innovative improvements that are significant to the development of its business. As of December 31, 1997, InControl had 59 United States and 20 non-United States patents issued, and 8 United States and 91 non-United States patent applications pending, covering various aspects of the Company's technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products and processes. The Company also relies on trade secrets and know-how that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.

The segment of the medical device industry that includes implantable defibrillator systems has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce patents issued to InControl, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of proprietary rights of others. Such litigation may result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in any such litigation could subject InControl to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. See "--Important Factors Regarding Forward-Looking Statements--Industry History of Patent Litigation; Dependence on Patents and Proprietary Rights."

The Company has six federally registered marks in the United States:
InControl(R), InControl(R) and Design, a miscellaneous design (a stylized heart with a trailing catheter), InC(R), AAD(R), and PERIMETER(R), and has obtained registrations in several foreign countries for the marks InControl(R) and InControl(R) and Design. InControl also has pending applications for registration of the marks METRIX(TM), PERIMETER SOLO(TM), TADCATH(TM), TADPOLE(TM), ATRIOVERTER(TM), ATRIOVERSION(TM), MIRROR IMAGE(TM) and POLYSIL(TM) in the United States.

GOVERNMENT REGULATION

UNITED STATES

Under the Federal Food, Drug and Cosmetic Act (the "FDC Act"), the METRIX System is a Class III medical device, subject to the most stringent FDA review to ensure that the device is safe and effective before commencement of marketing, sales and commercial distribution in the United States. The FDA regulates the development, manufacturing, packaging, labeling, distribution, promotion and post-market surveillance of medical devices in the United States. Preclinical studies of medical devices must be conducted in conformity with the FDA's Good Laboratory Practice regulations. In addition, state and local permits may be required under regulations relating to laboratory activities. During 1996, the Company filed an IDE application with the FDA to begin human clinical trials of the METRIX System in the United States. The IDE application was approved and human clinical trials began in April 1996. These clinical trials continued through 1997 during which time they were expanded to include 22 centers, up from 5, and 37 patients, up from 10. The Company is approved to expand to 25 centers and to implant up to a maximum of 170 METRIX atrial defibrillators in these trials under the currently approved IDE. The trials are being managed in compliance with the FDA's IDE regulations and regulations regarding institutional review board approval and informed consent.

After completing the clinical trials, the Company must submit a PMA application that is supported by extensive data, including preclinical and clinical trial data, relating to the safety and effectiveness of the device. As part of the PMA application process the Company will be required to submit a full description of its facilities, manufacturing methods and manufacturing controls. The Company must also fully describe the METRIX System and the System's components in the PMA application. The Company will then be required to undergo an initial audit, including a facility inspection, to ensure that the Company is in compliance with the FDA's Quality System Requirements ("QSR") regulations (formerly known as Good Manufacturing Practices) and the Medical Device Reporting ("MDR") regulations and other regulations under the FDC Act and FDA regulations. There can be no assurance that the Company will be able to comply with such regulations in a timely fashion, particularly given the Company's limited manufacturing experience. See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals."

The QSR regulations are designed to ensure that a medical device company maintains significant quality controls over its development, manufacturing, storage, and distribution activities. The MDR regulations require a medical device company to establish and maintain a system to conduct post-market surveillance and to provide periodic reports containing safety and effectiveness information. This system would then be used to detect evidence that would reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or the device malfunctioned and the device or any other device marketed by the Company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Should such an event occur, the MDR regulations obligate the Company to provide this information to the FDA through a formal reporting system.

Once a PMA application is filed, the FDA may accept it and call for an advisory panel recommendation or may reject it for insufficient data. Such a rejection could have significant negative consequences for InControl, including forcing more costly studies, an adverse impact the market acceptance of the METRIX System and possible product recall. After the PMA is reviewed by the advisory panel, the FDA may approve or reject the product. This process is lengthy and unpredictable. If the METRIX System PMA application is approved and the Company markets the METRIX System, the Company will be required to register with the FDA and to submit device listing information for products in commercial distribution. The Company and its facilities will then be periodically re-inspected by the FDA for compliance with the FDC Act and FDA regulations, including those described above. Labeling and promotional activities will be subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission.

Future product enhancements that the Company may develop and eventually wish to add to the METRIX System will be evaluated by the FDA to determine if the enhancement is an improvement or substantially changes its intended use. If the enhancement is deemed to be an improvement then the Company will be allowed to undergo an abbreviated approval process (known as a PMA supplement) as opposed to the more stringent PMA process. However, if the FDA believes that new product enhancements change the intended use, then the new product will be required to undergo a new PMA approval process. FDA determinations of the nature of future product enhancements will have a significant impact on the Company's marketing and distribution plans, which in turn would materially impact the adoption rate of the Company's atrial defibrillation therapy.

EUROPE

InControl has pursued product registration in Europe simultaneously with its efforts in the United States. In order to market and distribute in countries that are members of the European Community ("EC") and the European Free Trade Association, the Company had to obtain the right to affix the CE mark on the components of the METRIX System. The Company was required to obtain two certifications from TUV Product Services of Munich, Germany (the "Notified Body"), an organization accredited to certify that a medical device company is in compliance with the requirements of the AIMDD.

The first certification verified that the Company had in place a Quality System that met all requirements of the AIMDD. The Company received such certification in mid-1995. The Notified Body has and will perform periodic audits to ascertain whether the Company has maintained its quality system and is in compliance with the certification requirements under the AIMDD. The Company passed these required re-certifications in 1996 and 1997.

The second certification was of the Company's technical and clinical data used to verify that the device was safe. After meeting the requirements of the first certification and receiving a safety opinion from the Notified Body, and after having filed notifications with the appropriate national agencies in the EC with authority over approval of medical devices, the Company began clinical investigation of the METRIX System in Europe in April 1996. The clinical investigation was concluded in the second quarter of 1997 and the results of the trial were submitted to the Notified Body for evaluation. The Notified Body evaluated the clinical and pre-clinical reports and the Company received notification that it was able to declare that it was in compliance with the AIMDD and therefor affix the CE mark to the components of the METRIX System in June 1997. The Company has since initiated a series of post-approval METRIX System study protocols within several EC countries required in order to be eligible for reimbursement and to obtain market acceptance. See "--Important Factors Regarding Forward-Looking Statements--Extensive Governmental Regulation and Uncertainty of Product Approvals" and "--Dependence on Reimbursement."

In addition, the Company has also voluntarily obtained ISO 9001 certification. While this voluntary certification is not required in order to market and distribute product in the EC, it does reflect positively on the Company's ability to stay in compliance with recognized quality requirements. The Company will undergo periodic audits to maintain its ISO 9001 certification and the Notified Body will evaluate the Company's ISO 9001 status during its periodic reviews.


EMPLOYEES

As of December 31, 1997, the Company had 223 employees. None of the Company's employees are covered by collective bargaining agreements, and management believes that its relationship with its employees is good.


IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time.

            MARKET ACCEPTANCE; SUBSTANTIAL DEPENDENCE ON SINGLE PRODUCT

Regulatory approval is required in all important markets in which the Company plans to sell the METRIX System. There can be no assurance, however, that such approval will be obtained in a timely manner, if at all. Even if regulatory approval is obtained in each market, there can be no assurance that the METRIX System will gain market acceptance in any area. Moreover in Europe market acceptance will depend upon the successful completion of various post-regulatory approval protocols designed to demonstrate the clinical benefits of the METRIX System, including improvements in patients' quality of life and the cost-effectiveness of the therapy.

The METRIX System is a new invasive approach to the treatment of AF. Currently, the METRIX System may be marketed only in Europe, and there are no other implantable devices to treat AF on the market anywhere in the world. The timing and rate of adoption of new medical technology cannot be predicted. Substantial clinical experience with the METRIX System will be required to address patients' and physicians' concerns, including potential ventricular proarrhythmia, potential shock discomfort and early recurrence of atrial fibrillation, a condition involving the recurrence of AF within the first two minutes following a successful cardioversion shock. There can be no assurance that these concerns will be adequately addressed so as to permit the successful commercialization of the METRIX System. Since the Company anticipates that for the foreseeable future it will be substantially dependent on the successful development and commercialization of the METRIX System and related future products, failure of the Company to successfully develop and commercialize the METRIX System and related future products would have a material adverse effect on the Company's business, financial condition and results of operations.

            HISTORY OF LOSSES; FUTURE LOSSES AND CAPITAL NEEDS

The design and development of an implantable medical device has required the Company to make significant investments in research and development activities since its incorporation in November 1990 and, as such, the Company has accumulated a deficit of $129.7 million as of December 31, 1997. InControl expects to incur substantial additional losses in the near future. The Company expects that revenues from clinical trials and sales of the Company's products will increase, which increases will moderate future deficit growth. Future increases in expenses are expected to be primarily due to InControl's continuing investment in research and development efforts, increases in clinical trial activities, the expansion of European and domestic marketing and sales capabilities and increasing domestic manufacturing activity. The amount and timing of the Company's future revenues and, as a result, the amount and timing of the Company's future losses will be affected by, among other things, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and adoption of the METRIX System, the availability of third-party reimbursement for the Company's products and the status of competing products.

There can be no assurance that the Company will ever achieve profitability or generate product revenues sufficient to offset the Company's losses. During the first half of 1998 and from time to time thereafter, the Company will be required to obtain additional funding through public or private financing, including equity financing. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If funding is insufficient or not timely, the Company will be required to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials, marketing activities, manufacturing activities, administrative programs and may be required to sell assets or technology or to cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

            DEPENDENCE ON REIMBURSEMENT

Successful sales of the METRIX System in the United States and Europe will depend on the availability of reimbursement from third-party payors such as government and private insurance plans. There is significant uncertainty concerning third-party reimbursement of investigational and newly approved healthcare products, and there can be no assurance that third-party reimbursement will be made available for the METRIX System or that any third-party reimbursement that is obtained will be adequate. Government and other third-party payors are increasingly scrutinizing patient indications for medical device therapy and limiting coverage. In Europe, post-regulatory approval study protocols are required before a device will be eligible for reimbursement through the various national and local health care financing authorities. There can be no assurance that these European study protocols will be completed successfully or that reimbursement will be available in a timely manner, if at all. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the METRIX System, the Company's business and financial condition would be materially adversely affected.

            EXTENSIVE GOVERNMENTAL REGULATION AND UNCERTAINTY OF PRODUCT
            APPROVALS

The Company is subject to significant regulations by authorities in the United States and Europe regarding the approval of devices and the subsequent marketing, manufacture and distribution of approved devices.

In the United States the Company's products have and will continue to undergo clinical testing followed by an extensive FDA approval process. At the end of 1997, the METRIX System was in clinical trials in the United States in 22 centers and had 37 patients enrolled in those trials. The Company is approved to expand to 25 centers and to implant up to a maximum of 170 METRIX atrial defibrillators in those trials. There can be no assurances that the clinical trials will demonstrate that the METRIX System is safe and effective, or that the Company will receive FDA approval in a timely manner, if at all. The time required to complete the U.S. trials is dependent on the rate of patient recruitment, the performance of the device during the trials and the number of times therapy is applied to patients enrolled in the study. In addition, delays or rejections may be encountered based on changes in FDA policy that occur during the development and approval process. FDA approvals may also be limited, which could limit the patient population to which the Company's products may be marketed and distributed. Delays, setbacks, or approval limitations related to any of the factors listed above may have a material adverse effect on the Company's business and financial condition.

Once approval in the U.S. is imminent, the Company will be required to demonstrate that it has strict controls over its manufacturing, marketing, distribution and medical device reporting systems as required by the FDC Act and FDA regulations. The Company will be subject to an initial audit during the PMA submission process, which includes an inspection of the Company's facilities, and the Company will be subject to periodic audits for compliance with the FDC Act and FDA regulations. See "Business--Government Regulation." If the FDA determines during the initial audit or during any subsequent audit that the Company is not in compliance, the FDA has the authority to take actions that it deems appropriate for any infractions. Such penalties include, but are not limited to, monetary fines, product recalls, withdrawal of product approvals, "cease distribution" orders for both domestic and international products, product seizure and the slowing or stopping of future product approval processes. In addition, the FDA may institute civil or criminal legal proceedings against the Company or its officers. Any such action by the FDA could result in the disruption of the Company's operations for an indeterminate time, which may have a material adverse effect on the Company's business and financial condition.

In Europe the Company has received the needed certifications required in order to declare compliance with AIMDD and affix the CE mark to the METRIX System components. While the CE Mark allows the Company to distribute and market the METRIX System throughout the EC, the Company will need to complete studies regarding the cost benefits of the therapy before it will be eligible to receive reimbursement approvals from the medical reimbursing authorities in various EC member countries. There can be no assurance that such approvals from the reimbursing authorities will be obtained in a timely manner, if at all. Failure to obtain such approvals could significantly delay or prevent the adoption of the METRIX System in Europe and thereby have a material adverse effect on the Company's business and financial condition.

As part of the CE mark approval process the Company was required to obtain certifications of its quality system under the AIMDD with the Company's Notified Body, TUV Product Services of Munich Germany, an organization accredited to provide such quality system certification. The Notified Body will perform periodic audits to ascertain whether the Company has maintained its quality system and is in compliance with the certification requirements under the AIMDD. If certification is revoked, the Company may be prevented from distributing its product in the EC. In addition, if an individual EC country's regulatory authority deems the METRIX System to be "unsafe" for any reason, the Company may find it impossible to distribute its product throughout the EC. A de-certification of the Company's quality system or an "unsafe" determination by any regulatory authority would have a material adverse effect on the Company's business and financial condition.

            SIGNIFICANT COMPETITION

The METRIX System is a new technology that must compete with the established treatments for AF: pharmaceuticals, external electrical cardioversion, atrioventricular node ablation accompanied by pacemaker implantation and open-heart surgical ablation. Furthermore, although currently no implantable device is being marketed to treat AF (with the exception of the METRIX atrial defibrillator in Europe), certain manufacturers of implantable ventricular defibrillators and pacemakers are developing dual-chamber defibrillator systems that will be used to treat patients with both ventricular and atrial arrhythmias and may be marketed to patients who have only AF. One such dual chamber defibrillator system has started clinical trials in Europe. Some of the Company's competitors are also researching other approaches to the treatment of AF, including endocardial ablation and preventative pacing techniques. In addition, other companies and research organizations, academic institutions and governmental agencies may be pursuing alternative approaches for the treatment of AF. These entities may market products to treat AF either on their own or through collaborative efforts. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products than the Company. The Company's competitors may develop new technologies and products that are available for sale prior to the METRIX System or that are more effective than the METRIX System. In addition, competitive products may be manufactured and marketed more successfully than the METRIX System. Such developments could render the METRIX System less competitive or obsolete, and could have a material adverse effect on the Company's business and financial condition. In addition, the Company intends for its future products to include bradycardia pacing technology. Any such products are likely to face direct competition from more established medical device companies with financial and other resources significantly greater than those of the Company.

            DEPENDENCE ON SOLE SOURCES OF SUPPLY

The Company relies on outside vendors to manufacture certain major components used in the METRIX System. A number of significant components, such as hybrid circuits, batteries, integrated circuits, capacitors and transformers, are supplied by sole source vendors. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly hybrid circuits and batteries, cannot be accomplished quickly. In addition, each supplier and each component must be qualified with the FDA, and the time required for such qualification may be lengthy. The establishment of additional or replacement sources of supply would require the Company to certify the new suppliers, which, in the case of certain components, would cause a delay in the Company's ability to manufacture its products. The Company's inability to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers would have a material adverse effect on the Company's ability to manufacture the METRIX System and therefore on its business and financial condition. See "Business--Manufacturing."

            INDUSTRY HISTORY OF PATENT LITIGATION; DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

The segment of the medical device industry that includes implantable defibrillator systems has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of proprietary rights of others. Such litigation may result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in any such litigation could subject the Company to significant liability to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Moreover, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. If such licenses could not be obtained on acceptable terms, the Company could be prevented from marketing certain devices in the METRIX System family or future related products. Accordingly, an adverse determination in such litigation could have a material adverse effect on the Company's business and financial condition. The Company's success will depend in part on its ability to obtain and maintain patent protection for its technologies. There can be no assurance that issued patents or pending applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company.

            LIMITED MANUFACTURING AND MARKETING EXPERIENCE

The METRIX System has never been manufactured on a commercial scale and there can be no assurance that it can be manufactured at a cost or in quantities necessary to make it commercially viable. There can be no assurance that the Company's reliance on others for the manufacture of its components will not result in problems with product supply. Interruptions in the availability of components would delay or prevent the development and commercialization of the METRIX System. The Company expects to expand its domestic manufacturing capacity and its European and domestic marketing and sales capabilities. There can be no assurance that the Company will be able to recruit and retain skilled sales, marketing and manufacturing management, direct salespersons or distributors, or that the Company's expansion efforts will be successful. In markets where the Company has entered or enters into distribution arrangements for the sale of the METRIX System, the Company will depend on the efforts of third parties. There can be no assurance that such efforts will be successful. See "Business--Sales in the United States and Europe" and "--Manufacturing."

            DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on certain members of its scientific and professional staff, the loss of whose services might impede the achievement of its research and development or strategic objectives. Competition among medical device companies for highly skilled and uniquely experienced scientific and professional personnel is intense. The Company's anticipated growth and expansion in areas and activities requiring additional expertise, such as marketing and sales, clinical trials and manufacturing, are expected to place significant increased demands on the Company's resources. These demands are expected to require the addition of new professional personnel and the development of additional expertise by existing personnel. The failure to recruit such personnel, loss of such existing personnel or failure to develop such expertise would have a material adverse effect on the Company's business and financial condition.

            PRODUCT LIABILITY AND PRODUCT RECALL

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although the Company has not been subject to liability claims or product recalls to date, there can be no assurances that the Company will not be subject to liability claims or product recalls for products that have already been distributed or on products to be distributed in the future. Although the Company maintains product liability insurance in the United States and in other countries in which the Company intends to conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. In addition, the Company has agreed to indemnify certain of its component suppliers for certain potential product liability. A successful product liability claim or product recall could inhibit or prevent commercialization of the METRIX System, or cause a significant financial burden on the Company, or both, and could have a material adverse effect on the Company's business and financial condition.


ITEM 2. PROPERTIES

The Company leases approximately 85,000 square feet in Redmond, Washington. These facilities contain approximately 15,000 square feet used for manufacturing and assembly with 70,000 square feet used for research, lab space and administrative offices. The facilities are leased through December 2003. The Company believes that these facilities will be adequate to meet its needs through 1999. The Company believes that it will be able to find additional space for manufacturing and research and administrative offices as needed, without an adverse impact on its operations.

The Company also leases approximately 4,000 square feet in Brussels, Belgium for use as its European headquarters offices, 1,100 square feet in Lyon, France for use as the Company's French sales office and 1,500 square feet in Siegburg, Germany for use as its German sales office.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its properties are currently subject to any material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the Nasdaq National Market under the symbol INCL. The following table sets forth, for the period since January 1, 1996, the high and low sales prices of the common stock on the Nasdaq National Market as reported in published financial sources. These prices reflect inter-dealer prices, without retail mark-up or commission, and may not necessarily represent actual transactions.

    Year                                            High            Low
    ----                                          --------        --------
    1996
       First quarter                              $ 18            $ 13 3/4
       Second quarter                             $ 17            $ 11 1/4
       Third quarter                              $ 12 1/8        $  8
       Fourth quarter                             $ 10 3/8        $  7 1/8
    1997
       First quarter                              $ 10 3/8        $  6 7/8
       Second quarter                             $ 10 5/8        $  7 1/16
       Third quarter                              $ 10 3/16       $  8 7/8
       Fourth quarter                             $ 10            $  5 1/2
    1998
       First quarter  (through March 23, 1998)    $  6 1/4        $  4

As of March 23, 1998, there were approximately 169 holders of record of the common stock (which does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include such a brokerage house or clearing agency as one holder of record).

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



                                                                     Year Ended December 31,
                                        -------------------------------------------------------------------------------
                                            1997             1996             1995            1994           1993
                                        ------------     ------------     ------------    -----------    --------------
(in thousands, except per share data)                     Restated
STATEMENT OF OPERATIONS DATA:
Revenues                                $      1,976     $        306     $         25    $      --      $   --
Cost of sales                                  1,482             --               --             --          --
                                        ------------     ------------     ------------    -----------    --------
Gross profit                                     494              306               25           --          --
Expenses:
      Research and development                24,927           23,112           20,117         16,424       9,053
      Sales and marketing                      5,470            2,823            1,537            783         325
      General and administrative               4,669            4,329            3,111          2,013       1,153
      Compensation charge                       --              8,557             --             --          --
                                        ------------     ------------     ------------    -----------    --------
                                              35,066           38,821           24,765         19,220      10,531
Interest expense                                 533              440              485            566         279
Interest income                               (1,647)          (2,131)          (1,512)          (990)       (546)
                                        ------------     ------------     ------------    -----------    --------
Net loss                                $    (33,458)    $    (36,824)    $    (23,713)   $   (18,796)   $(10,264)
                                        ============     ============     ============    ===========    ========
      Net loss per share (1)            $       1.88     $       2.31     $       1.83    $      4.00    Not Meaningful
                                        ============     ============     ============    ===========
      Shares used in computation of
             net loss per share (1)       17,768,643       15,966,399       12,934,553      4,703,521    Not Meaningful
                                        ============     ============     ============    ===========


                                              1997          1996          1995          1994          1993
                                             -------       -------       -------       -------       -------
(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
      securities available for sale          $15,670       $37,002       $19,214       $30,444       $19,774
Total assets                                  28,918        45,917        27,470        37,203        24,354
Long-term obligations, less
      current portion                            525         1,419         2,264         2,294         1,659
Total stockholders' equity(2)                 22,137        41,026        22,192        32,333        21,275


(1) Net loss per share amounts are computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

(2)  No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate" and similar expressions identify forward-looking statements. Factors that could affect the Company's financial results include, among other things, the availability of adequate funding, the progress and costs of preclinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products. Reference is made to the Company's Annual Report on Form 10-K filed with the Commission for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See "Important Factors Regarding Forward-Looking Statements."

OVERVIEW

InControl is engaged in the design, development and manufacture of implantable atrial defibrillators and related products, including transvenous defibrillation leads, temporary defibrillation catheters and temporary heartwires designed for post-operative atrial defibrillation. The majority of the Company's resources have been, and continue to be, devoted to research and development activities related to the METRIX System, a proprietary system designed to treat atrial fibrillation. The METRIX System is comprised of an implantable defibrillator, transvenous leads to connect the defibrillator to the heart, a system analyzer and a system programmer. The Company is also party to agreements under which the Company distributes defibrillation and diagnostic catheters and related products in certain geographic markets.

The design and development of an implantable medical device has required the Company to make significant investments in research and development activities and, as such, the Company has accumulated a deficit of $129.7 million as of December 31, 1997. InControl expects to incur substantial additional losses in the near future. The Company expects that revenues from clinical trials and sales of the Company's products will increase and that these increases will moderate future deficit growth. The amount and timing of the Company's future revenues and, as a result, the amount and timing of the Company's future losses will be affected by, among other things: the availability of adequate funding, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products. Future increases in expenses are expected to be primarily due to InControl's continuing investment in research and development efforts, increases in clinical trial activities, the expansion of European and domestic marketing and sales capabilities and increasing domestic manufacturing activity.

During 1997, InControl achieved several clinical and business milestones that had been identified by the Company as important to its future success. In Europe, the Company was awarded the Conformite Europeenne ("CE") mark on the METRIX System and the Company's newest product, the TADPOLE heartwires, that are designed to provide a new therapeutic alternative for patients suffering from post-operative atrial fibrillation. Currently, the METRIX System is in limited commercial release in Europe, while undergoing further trials required before a device will be eligible for reimbursement from various European reimbursement authorities. In the United States, the Company was granted clearance by the Food and Drug Administration (the "FDA") for expansion of the clinical trial of the METRIX System to 170 patients, in a total of 25 centers, and approved the use of the device for out-of-hospital therapy. Subsequently, the METRIX device has been used successfully in the patient-activated mode. In July, the

Company completed the private offering of 1,615,740 shares of common stock raising $14.6 million, net of related fees.

The Company believes that it will incur losses at least until the METRIX System has gained market acceptance in the United States. Market acceptance of the METRIX System in the United States is dependent on, among other things, obtaining regulatory approval from the FDA for its commercial release, which is in turn dependent on the success of the METRIX System clinical trials in the United States. There can be no assurance that clinical trials in the United States will be successful. Further, there can be no assurance that regulatory approval for the METRIX System will be obtained, or if such approval is obtained, that the METRIX System will achieve market acceptance in the United States. In Europe the Company has received the needed certifications required in order to affix the CE mark to the METRIX System. While the CE mark allows the Company to distribute and market the METRIX System throughout the European Community (EC), the Company will need to complete studies regarding the cost benefits and quality of life improvements of the therapy in order to be eligible for reimbursement approvals from the medical reimbursing authorities in various EC member countries. There can be no assurance that such approvals from such reimbursing authorities will be obtained in a timely manner, if at all. Even with reimbursement approvals there can be no assurance that the METRIX System will achieve market acceptance in Europe.


IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in the Company's operations or potential problems with its products.

The Company has begun an assessment of its software, key suppliers and products to determine if the Company faces any business or financial risk from the Year 2000 issue. Inquiries to the Company's software vendors have revealed no problems, and the Company plans to test these vendors assertions before the year 2000. The Company is also planning to inquire with key component suppliers to verify that supplies of raw material components will not be at risk from this problem. If tests of the Company's software reveal Year 2000 compliance problems or any of the Company's key components suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company believes its products are not subject to this problem, with certain Programmers needing only minor adjustments in the year 2000. These minor adjustments can be done by the Company's field clinical engineers. Based on these early indications from the Company's assessment, there appears to be no material business or financial risk to the Company.


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

REVENUES

The Company recorded net revenues of $2.0 million, $306,000 and $25,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Revenues result from the sale of METRIX devices, leads, and accessories and to a lesser degree, distribution of catheters and related products, in Europe, together with sales of METRIX Systems in clinical investigations in the United States.

The Company anticipates that its revenues will increase in 1998. Any increase will be primarily dependent on the timing and outcome of certain limited clinical studies required for European reimbursement authorities, the success and timing of the Company's United States clinical trial activities and the subsequent rate of market acceptance in Europe and the United States. There can be no assurance, however, that such trials will be completed successfully or that the METRIX System will achieve market acceptance in Europe or the United States.

GROSS PROFITS

Gross profit totaled $494,000, $306,000 and $25,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Gross profit in 1997 was 25% of net revenues. Gross profit was identical to net revenues for 1996 and 1995 since they were exclusively the result of implants during clinical trials and, accordingly, the cost of sales were charged to research and development expense. The Company's products are at an early stage in their product life cycles; current cost of sales and gross profits therefore probably are not indicative of future cost of sales or gross profits.

The Company's cost of sales and gross profit are affected by many factors. The Company currently has limited experience in manufacturing and is operating at volumes well below expected facility capacity. These two factors give rise to certain experience and capacity-related costs which the Company considers part of its ongoing manufacturing development. Accordingly, the Company has charged these expenses to research and development.

The Company anticipates that in future years, to the extent its products gain market acceptance, the Company's sales volume and manufacturing experience will increase. As a result, these manufacturing development costs will both decrease and be incorporated into cost of sales, and to that extent will not be included in research and development. In addition, net revenues and, as a result, gross profits will be influenced by sales discounts and allowances that the Company may make during clinical trials or in connection with the initial commercial release of the Company's products.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $24.9 million, $23.1 million and $20.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases from year-to-year are primarily attributable to increases in personnel who were engaged in the design, development and primary research associated with the current and next generations of atrial defibrillation systems, the funding of preclinical and clinical trials and expenditures associated with manufacturing development. The Company anticipates that research and development expenses will grow moderately in future quarters as the Company continues to invest in primary research and development activities associated with future atrial defibrillation products. The Company also believes that it will fund preclinical studies and clinical trials in Europe and the United States at levels at least as large as the current period. Manufacturing expenditures will continue to be a component of research and development, but are expected to moderate in future periods as the Company increases production volume and gains manufacturing experience.


SALES AND MARKETING EXPENSES

Sales and marketing expenses were $5.5 million, $2.8 million and $1.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Increases in these expenses resulted from increases in the number of sales and marketing personnel worldwide, primarily in the Company's European subsidiaries. These additional personnel have been hired to support the commercial release and ongoing distribution of the Company's products in Europe. InControl believes that the expansion of European and domestic sales and marketing activities and personnel and personnel-related costs associated with the expansion will result in a substantial increase in sales and marketing expenses in future periods.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4.7 million, $4.3 million and $3.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The period-to-period increase is primarily related to an increase in administrative personnel and facilities costs throughout the Company and, to a lesser degree, an increase in period-to-period professional services expenses. The Company anticipates that general and administrative expenses will increase moderately in future periods.

COMPENSATION CHARGE

The financial statements for 1996 have been restated to reflect a $8.6 million non-cash compensation charge. This charge resulted from modifications to loan agreements associated with the Company's program to accelerate the vesting of certain stock options prior to the Company's initial public offering. The Company has presented this expense as a single line on the income statement, as the Company believes this will allow more meaningful period-to-period comparisons of operating expenses. The components of this net charge, had they been allocated, would have increased research and development by $4.8 million, sales and marketing by $792,000, and general and administrative by $3.0 million. No additional charges or credits related to the accelerated option vesting program are expected.


INTEREST INCOME AND INTEREST EXPENSE

Interest income was $1.6 million, $2.1 million and $1.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Fluctuations in interest income for the years presented were primarily related to the fluctuations of average balances of investments outstanding during the coinciding time periods. During 1997, the Company funded its investments with a $14.6 million (net of fees) private placement of stock completed in July 1997. However, the overall average investment balance for 1997 decreased from 1996 due to the funding of operations. Average investment balance increases in 1996 over that of 1995 were the result of proceeds from an April 1996 sale of common stock.

Interest expense was $533,000, $440,000 and $485,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in period-to-period interest expense is related to the Company's average balance of equipment lease financing. Interest expense in future periods will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures. The Company expects that in 1998 interest expense will remain at levels similar to 1997.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash, cash equivalents and securities available-for-sale totaling $15.7 million, compared to a balance of $37.0 million at December 31, 1996. The decrease was used to fund $31.3 million in operating activities and $5.7 million in purchases of property and equipment, which was partially offset by a net increase in lease financing of $3.2 million. During the comparable period in 1996, the Company used $25.7 million to fund operating activities and $2.1 million to purchase property and equipment. In July 1997, the Company completed a private offering of 1,615,740 shares of common stock at $9.45 per share, resulting in approximately $14.6 million in net proceeds to the Company.

The report of the Company's independent auditors with respect to the 1997 consolidated financial statements states that the Company's recurring operating losses and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from this uncertainty.

InControl expects its cash needs to increase in future periods due to the Company's planned investment in research and development, anticipated increases in spending on clinical trial activities and the planned expansion of marketing, sales and manufacturing capabilities. The Company's future capital requirements will depend on many factors, including the progress and costs of preclinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products. In addition, as a result of the Company's available cash for 1998, the Company anticipates that it will not meet the minimum level of cash covenant associated with certain of its capital lease arrangements for 1998. Accordingly, the Company has classified the amounts payable under these arrangements as a current liability in the accompanying consolidated financial statements. The Company believes that its existing cash, cash equivalents, securities available-for-sale, and interest thereon will be sufficient to meet its capital requirements to the second quarter of 1998. Within this period, the Company will seek additional funding, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be forced to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials and manufacturing and administrative programs, or dispose of assets or technology.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
InControl, Inc.


We have audited the accompanying consolidated balance sheets of InControl, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InControl, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial operating losses and negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                       /s/ Ernst & Young LLP


Seattle, Washington
January 29, 1998

                                 INCONTROL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                             -----------------------------
                                                                 1997             1996
                                                             -----------       -----------
                                                                                RESTATED
Current assets:
     Cash and cash equivalents                               $ 2,336,703       $ 4,287,617
     Securities available-for-sale                            13,333,038        32,714,022
     Trade accounts receivable, net                              915,285           194,895
     Inventories                                               2,492,583         2,314,841
     Prepaid expenses and other current assets                   964,424           532,631
                                                             -----------       -----------
Total current assets                                          20,042,033        40,044,006
Property and equipment, net                                    7,835,514         4,861,566
Notes receivable from employees                                  801,042           746,042
Other assets                                                     239,716           265,273
                                                             -----------       -----------
Total assets                                                 $28,918,305       $45,916,887
                                                             ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $     608,908     $     313,888
     Accrued expenses                                            1,972,958         1,960,642
     Current portion of long-term obligations                    3,674,333         1,197,614
                                                             -------------     -------------
Total current liabilities                                        6,256,199         3,472,144
Long-term obligations, less current portion                        525,076         1,418,701
Commitments (Note 7)
Stockholders' equity:
     Convertible preferred stock, $.01 par value:
            Authorized shares--10,000,000;
            Issued and outstanding shares--none                       --                --
     Common stock, $.01 par value:
            Authorized shares--40,000,000;
            Issued and outstanding shares--
            18,775,864 in 1997, and 16,960,700 in 1996         152,505,419       137,794,938
     Accumulated deficit                                      (129,663,683)      (96,171,031)
     Notes receivable from stockholders                           (581,000)         (660,000)
     Cumulative translation adjustment                            (123,706)           62,135
                                                             -------------     -------------
Total stockholders' equity                                      22,137,030        41,026,042
                                                             -------------     -------------
Total liabilities and stockholders' equity                   $  28,918,305     $  45,916,887
                                                             =============     =============


                             See accompanying notes.

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                               1997                1996                1995
                                           ------------        ------------        ------------
                                                                 RESTATED

Revenues                                   $  1,975,667        $    305,605        $     25,488
Cost of sales                                 1,482,100                --                  --
                                           ------------        ------------        ------------
Gross profit                                    493,567             305,605              25,488

Expenses:
      Research and development               24,926,941          23,112,242          20,116,695
      Sales and marketing                     5,469,934           2,822,296           1,536,751
      General and administrative              4,669,212           4,329,160           3,111,379
      Compensation charge (Note 5)                 --             8,557,000                --
                                           ------------        ------------        ------------
                                             35,066,087          38,820,698          24,764,825

Interest income                               1,647,722           2,131,572           1,511,745
Interest expense                               (533,251)           (440,224)           (485,281)
                                           ------------        ------------        ------------

Net loss                                   $(33,458,049)       $(36,823,745)       $(23,712,873)
                                           ============        ============        ============
Basic and diluted net loss per share
      (Note 1)                             $       1.88        $       2.31        $       1.83
                                           ============        ============        ============
Shares used in computation of
      net loss per share                     17,768,643          15,966,399          12,934,553


                             See accompanying notes.

                                 INCONTROL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             NOTES                        TOTAL
                                           CONVERTIBLE                                    RECEIVABLE    CUMULATIVE        STOCK-
                                            PREFERRED      COMMON         DEFICIT            FROM       TRANSLATION      HOLDERS'
                                              STOCK        STOCK        ACCUMULATED      STOCKHOLDERS   ADJUSTMENT        EQUITY
                                           -----------  ------------   -------------    -------------  -------------   ------------
Balance at January 1, 1995                      --      $ 68,965,681   $ (36,056,313)   $   (575,400)  $       (714)   $ 32,333,254
Sale of common stock to public,
  net issuance costs of $1,066,898              --        13,933,102            --              --             --        13,933,102
Exercise of 95,907 stock options                --            63,678            --              --             --            63,678
Retirement of common stock                      --           (27,954)           --            22,884           --            (5,070)
Cumulative translation adjustment               --              --              --              --          (63,119)        (63,119)
Change in unrealized gains and losses
   on securities available-for-sale             --              --           328,730            --             --           328,730
Loans to stockholders                           --              --              --          (686,000)          --          (686,000)
Net loss for year                               --              --       (23,712,873)           --             --       (23,712,873)
                                           -----------  ------------   -------------    -------------  -------------   ------------
Balance at December 31, 1995                    --        82,934,507     (59,440,456)     (1,238,516)       (63,833)     22,191,702
Sale of common stock to public,
  net issuance costs of $3,344,735              --        46,155,265            --              --             --        46,155,265
Equity compensation arising from
  modifications to stockholders' loans
  (Note 5)                                      --         8,557,000            --              --             --         8,557,000
Exercise of 152,268 stock options               --           148,166            --              --             --           148,166
Cumulative translation adjustment               --              --              --              --          125,968         125,968
Change in unrealized gains and  losses
   on securities available-for-sale             --              --            93,170            --             --            93,170
Reduction in loans to stockholders              --              --              --           578,516           --           578,516
Net loss for year (Restated)                    --              --       (36,823,745)           --             --       (36,823,745)
                                           -----------  ------------   -------------    -------------  -------------   ------------
Balance at December 31, 1996 (Restated)         --       137,794,938     (96,171,031)       (660,000)        62,135      41,026,042
Sale of common stock to public,
  net issuance costs of $702,462                --        14,566,281            --              --             --        14,566,281
Exercise of 146,389 stock options               --           158,436            --              --             --           158,436
Repurchase of common stock                      --           (14,236)           --              --             --           (14,236)
Cumulative translation adjustment               --              --              --              --         (185,841)       (185,841)
Change in unrealized gains and losses on
  securities available-for-sale                 --              --           (34,603)           --             --           (34,603)
Reduction in loans to stockholders              --              --              --            79,000           --            79,000
Net loss for year                               --              --       (33,458,049)           --             --       (33,458,049)
                                           -----------  ------------   -------------    -------------  -------------   ------------
Balance at December 31, 1997                    --      $152,505,419   $(129,663,683)   $   (581,000)  $   (123,706)   $ 22,137,030
                                           ===========  ============   =============    =============  =============   ============


                             See accompanying notes.

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                            1997              1996              1995
                                                        ------------      ------------      ------------
                                                                            RESTATED
OPERATING ACTIVITIES:
Net loss                                                $(33,458,049)     $(36,823,745)     $(23,712,873)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                       2,929,287         2,492,340         2,121,088
       Equity compensation arising from
            modifications to stockholders' loans                --           8,557,000              --
       Employees' compensation used to retire
            loans to stockholders                               --             552,516              --
       Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts
              receivable, prepaid expenses
              and other current assets                      (986,695)          142,537           (82,099)
         (Increase) in inventories                          (179,410)         (949,461)         (727,808)
         Increase in accounts payable,
              accrued expenses, and sales tax
              payable                                        382,216           300,655           436,420
                                                        ------------      ------------      ------------
Net cash used in operating activities                    (31,312,651)      (25,728,158)      (21,965,272)
INVESTING ACTIVITIES:
Purchases of property and equipment                       (5,742,090)       (2,151,267)       (2,295,390)
Loans to employees                                           (60,000)          (60,000)          (60,250)
Proceeds from collection of employee loans                      --              12,000            12,000
Purchases of securities                                  (16,365,129)      (39,371,676)      (15,703,565)
Proceeds from maturity of securities                      28,703,771        22,218,010        25,120,000
Proceeds from sale of securities                           6,566,089         1,618,182           912,033
                                                        ------------      ------------      ------------
Net cash provided by (used in) investing
     activities                                           13,102,641       (17,734,751)        7,984,828
FINANCING ACTIVITIES:
Repayment of note payable                                       --                --             (20,498)
Proceeds from lease financing                              3,159,805           448,957           996,801
Payments on lease financing                               (1,538,179)       (1,061,793)       (1,004,499)
Loans to stockholders                                           --                --            (686,000)
Proceeds from collection of stockholders' loans               79,000            26,000              --
Proceeds from exercise of stock options                      143,595           148,166            63,678
Net proceeds from sale of common stock                    14,566,886        46,155,265        13,933,102
                                                        ------------      ------------      ------------
Net cash provided by financing activities                 16,411,107        45,716,595        13,282,584
Effect of exchange rates on cash                            (152,011)          (14,669)             --
                                                        ------------      ------------      ------------
Net increase (decrease) in cash and cash
     equivalents                                          (1,950,914)        2,239,017          (697,860)
Cash and cash equivalents at beginning of
     period                                                4,287,617         2,048,600         2,746,460
                                                        ------------      ------------      ------------
Cash and cash equivalents at end of period              $  2,336,703      $  4,287,617      $  2,048,600
                                                        ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                $    533,251      $    440,224      $    498,281
                                                        ============      ============      ============


                             See accompanying notes.

                                 INCONTROL, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

InControl, Inc. (the "Company"), is engaged in the design, development, and manufacture of implantable atrial defibrillators (METRIX devices) and related products designed to treat Atrial Fibrillation (AF), a common heart rhythm disorder. The Company has devoted substantially all of its efforts to research and development activities, clinical trials, marketing and promotion, manufacturing activities, recruitment and training personnel, establishing European operations and raising capital.


GOING CONCERN

The Company has incurred operating losses and negative cash flow from operations each year since its inception. As of December 31, 1997, the Company had an accumulated deficit of $129.7 million. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

As a result of its significant research and development efforts, the Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through the net proceeds from its equity offerings. As of December 31, 1997, the Company had cash, cash equivalents, and securities available-for-sale of $15.7 million. These funds will enable the Company to sustain operations until approximately the second quarter of 1998. The Company is actively pursuing possible sources of additional working capital, through either public or private sources, to meet its future operational requirements. If the Company is not able to secure additional sources of working capital, it will be forced to curtail operations or dispose of assets or technology. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company or that the Company will successfully complete other steps necessary to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain reclassifications of previously reported amounts have been made to conform with current year presentation.

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

SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist primarily of investment-grade corporate obligations, all of which mature in 1998.

Management currently classifies the Company's entire investment portfolio as available-for-sale. As such, securities are stated at fair value based on quoted market prices, with the related unrealized gains and losses reflected in stockholders' equity. Interest earned on securities available-for-sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale (none in 1997, 1996 and 1995) would also be included in interest income. The cost of securities sold is calculated using the specific identification method.

CONCENTRATION OF CREDIT RISK

The Company is subject to concentrations of credit risk from its securities available-for-sale. The Company's credit risk is managed through the purchase of investment-grade securities and diversification of the investment portfolio among issuers, industries, and maturities. See note 2 for additional information.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. Components of inventories, net of allowances, are as follows:

                                          DECEMBER 31,
                                   -------------------------
                                      1997           1996
                                   ----------     ----------
Raw materials                      $  733,181     $  888,639
Work In Process                       671,972        727,284
Finished Products                   1,087,430        698,918
                                   ----------     ----------
                                   $2,492,583     $2,314,841
                                   ==========     ==========

The Company purchases components and certain related peripheral equipment for its products from outside vendors, including components from sole source vendors. Establishment of additional or replacement sources of supply would require the Company to qualify any such vendor in order to comply with the regulations of the Food and Drug Administration (FDA) and European regulatory authorities, which, in the case of certain components, would cause delays in the Company's manufacturing process.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided using accelerated methods over the assets' estimated useful lives, ranging from three to seven years. Property and equipment acquired under capital leases are amortized on a straight-line basis over the lesser of the lease term or the assets' estimated useful lives.

REVENUE RECOGNITION

Revenue is recognized at the time a device is implanted or, in the case of sales to distributors, upon shipment.

STOCK-BASED COMPENSATION

The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants, since all options are granted at fair market value on the date of grant.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The estimated value of certain inventories is based upon expected sales of the inventory. Inventory is subject to technological obsolescence.

BASIC AND DILUTED NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The effect of outstanding options and warrants have been excluded from the calculation because they are antidilutive. All earnings per share amounts for all periods have been presented to conform with FAS 128 requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 established standards for reporting comprehensive income in annual and interim financial statements. FAS 131 established standards for the way a public business enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 130 and 131 are effective for financial statements having fiscal years beginning after December 15, 1997. The adoption of FAS 130 and 131 will have no significant impact on the Company's consolidated results of operations, financial position, or cash flows.


2.  SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale consist of the following at December 31, 1997:

                                            GROSS         GROSS
                           AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                             COST           GAINS         LOSSES          VALUE
                         -----------     ----------     ---------      -----------
U.S. corporate bonds     $11,908,454     $   32,542     $  (7,226)     $11,933,770
Bankers acceptances          893,220           --            (545)         892,675
Government bonds             506,282            311          --            506,593
                         -----------     ----------     ---------      -----------
Total securities         $13,307,956     $   32,853     $  (7,771)     $13,333,038
                         ===========     ==========     =========      ===========


Securities available-for-sale consist of the following at December 31, 1996:

                                              GROSS          GROSS
                             AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                COST          GAINS          LOSSES            VALUE
                            -----------     ----------     ----------      -----------
U.S. corporate bonds        $32,035,614     $   76,984     $  (17,966)     $32,094,632
Certificates of deposit         308,533           --             --            308,533
Government bonds                310,925           --              (68)         310,857
                            -----------     ----------     ----------      -----------
Total securities            $32,655,072     $   76,984     $  (18,034)     $32,714,022
                            ===========     ==========     ==========      ===========

The net adjustment for unrealized gains or (losses) on available-for-sale securities included as a component of stockholders' equity was $25,082 and $58,950 at December 31, 1997 and 1996, respectively.


3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1997            1996
                                                            -----------     -----------
Computer equipment and software                             $ 6,169,327     $ 4,074,997
Engineering and production equipment                          5,548,222       3,364,771
Leasehold improvements                                        2,724,334       1,991,152
Manufacturing furniture, fixtures, and office equipment       2,443,541       1,903,655
                                                            -----------     -----------
                                                             16,885,424      11,334,575
Less accumulated depreciation and amortization                9,049,910       6,473,009
                                                            -----------     -----------
                                                            $ 7,835,514     $ 4,861,566
                                                            ===========     ===========

Included above are assets acquired under capital leases as follows:

                                                                   DECEMBER 31,
                                                            -------------------------
                                                               1997           1996
                                                            ----------     ----------
Computer equipment and software                             $2,725,622     $2,142,227
Engineering and production equipment                         3,591,900      2,503,353
Manufacturing furniture, fixtures, and office equipment      1,415,582      1,137,627
                                                            ----------     ----------
                                                             7,733,104      5,783,207
Less accumulated amortization                                4,484,519      4,068,759
                                                            ----------     ----------
                                                            $3,248,585     $1,714,448
                                                            ==========     ==========


4.  LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                    DECEMBER 31,
                                             -------------------------
                                                1997           1996
                                             ----------     ----------
Capital lease obligations                    $4,090,058     $2,480,362
Deferred rent                                    13,616         23,227
Deferred sales tax                               95,735        112,726
                                             ----------     ----------
                                              4,199,409      2,616,315
Less current portion                          3,674,333      1,197,614
                                             ----------     ----------
                                             $  525,076     $1,418,701
                                             ==========     ==========

Deferred sales tax represents sales tax on property and equipment purchases. The Company has obtained approval from the State of Washington Department of Revenue to delay payment of sales tax for three years after asset acquisition. The amount is payable over five years with no interest. Remaining payments are due as follows: $30,876 in 1998; $34,191 in 1999; and $30,668 in 2000.

The Company has entered into capital lease arrangements whereby certain property and equipment are financed through two to four year capitalized lease obligations at interest rates ranging from approximately 10% to 21%. Under the provisions of certain capital lease arrangements, the Company is required to maintain minimum levels of cash and securities. As a result of the Company's funding requirements during 1998, the Company does not anticipate that it will meet the minimum levels for 1998. Accordingly, the Company has classified the amounts payable under certain of the capital lease arrangements as a current liability in the accompanying consolidated balance sheet. The obligations are secured by the assets under lease. See notes 3 and 7 for additional information.

5.  STOCKHOLDERS' EQUITY

COMMON STOCK

Information regarding common stock activity for the years ended December 31 is as follows:

                                                           1997            1996            1995
                                                       -----------      ----------     -----------
Shares issued and outstanding at beginning of year      16,960,700      13,808,432      12,181,983
Sale of stock                                            1,615,740       3,000,000       1,558,442
Options exercised for stock                                146,389         152,268          95,907
Warrants exercised for stock                                70,441            --              --
Stock retired                                              (17,406)           --           (27,900)
                                                       -----------      ----------     -----------
Shares issued and outstanding at end of year            18,775,864      16,960,700      13,808,432
                                                       ===========      ==========     ===========



The Company had reserved 4,044,336 shares of common stock for the exercise of stock options and warrants as of December 31, 1997.

WARRANTS

The Company had warrants outstanding for the purchase of 102,901 and 341,963 shares of common stock for the exercise of stock warrants as of December 31, 1997 and 1996, respectively. Those warrants outstanding as of December 31, 1997 are exercisable for common stock at a price of $10.04, as compared to those warrants outstanding as of December 31, 1996 which are exercisable for common stock at prices ranging from $6.40 to $10.04. These warrants expire in 1998.

STOCK OPTIONS

The Company maintains three stock option plans. One plan is for the granting of stock options to employees, another plan is for the granting of options to non-employee directors of the Company and the final plan governs certain options previously granted to non-employee directors of the Company. Stock options generally have a ten year term and generally vest ratably over a four year period.

In accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk free interest rates of 6.04%, 6.02% and 6.13%; volatility factors of the expected market price of the Company's common stock of
 .39, .35 and .60; an expected life of the options of 3.10, 2.93 and 2.97; and a dividend yield rate of 0% for all years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 follows:

                                     1997            1996            1995
                                 -----------     -----------     -----------
Net loss as reported             $33,458,049     $36,823,745     $23,712,873

Pro forma net loss               $34,298,588     $38,654,754     $24,977,873


Pro forma basic and diluted
  net loss per share             $      1.93     $      2.42     $      1.99



A summary of the Company's stock option activity, and related weighted-average exercise prices for the years ended December 31 follows:

                                    1997                             1996                          1995
                        ---------------------------     ---------------------------     ---------------------------
                                          EXERCISE                        EXERCISE                        EXERCISE
                          OPTIONS          PRICE          OPTIONS          PRICE          OPTIONS           PRICE
                        ----------      -----------     ----------      -----------     ----------      -----------
Beginning of year        2,376,217      $      9.66      1,879,610      $      8.07        967,171      $      3.46
Granted                  1,000,922      $      8.44        763,250      $     11.97      1,026,014      $     11.65
Exercised                 (146,389)     $      1.09       (152,268)     $      0.97        (95,907)     $      0.67
Canceled                  (140,462)     $     11.46       (114,375)     $     10.60        (17,668)     $      3.66
                        ----------                      ----------                      ----------
End of year              3,090,288      $      9.59      2,376,217      $      9.66      1,879,610      $      8.07
                        ==========                      ==========                      ==========
Exercisable at
     end of year         1,181,492      $      9.05        888,687      $      7.53        737,275      $      6.44
                        ==========                      ==========                      ==========
Available for grant
     at end of year        851,147                         711,607                         206,482
                        ==========                      ==========                      ==========

Weighted-average fair value of
options granted during the year         $      2.76                     $      3.56                     $      3.55
                                        ===========                     ===========                     ===========


Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 1997 for selected exercise price ranges is as follows:

                                  OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       ------------------------------------------            -------------------------------
                         REMAINING
   RANGE OF             CONTRACTUAL       NUMBER         EXERCISE               NUMBER            EXERCISE
EXERCISE PRICES        LIFE IN YEARS    OUTSTANDING       PRICE               EXERCISABLE           PRICE
---------------        -------------    -----------      --------             -----------         ----------
$ 0.53 - $ 4.00              .99           256,215       $   1.25               250,852           $   1.22
$ 5.88 - $ 9.00             7.92           799,028       $   7.85               163,577           $   8.28
$ 9.06 - $10.00             8.84           884,253       $   9.62               208,520           $   9.65
$10.06 - $18.00             7.91         1,150,792       $  12.63               558,543           $  12.57
                                         ---------                            ---------
$ 0.53 - $18.00             7.60         3,090,288       $   9.59             1,181,492           $   9.05
                                         =========                            =========


NOTES RECEIVABLE FROM STOCKHOLDERS

On March 31, 1994, the Company's Board of Directors approved the acceleration of vesting on certain options for continuing employees holding a minimum number of options who elected to exercise such options. The Company has the right to repurchase certain of these shares, at original issue price, in the event the holder's relationship with the Company terminates. The repurchase rights expire ratably through 1998. At December 31, 1997, 9,531 outstanding common shares were subject to repurchase.

In connection with the exercise of these accelerated options and existing vested options, certain employees elected to have the Company carry notes for up to 75% of the purchase price, totaling $575,400. In May 1996, the Company's Board of Directors, approved a bonus to holders of these notes. Participating employees elected to receive payment of the bonus by offsetting principal and interest on these notes. Subsequently, it was determined that the substance of this transaction required the Company to remeasure the associated options and incur a $13.3 million non-cash compensation charge while simultaneously increasing the balance of common stock.

During 1995, additional loans of $686,000 were made to participants of the accelerated option vesting program. These loans were used to pay the associated tax liabilities arising from the exercise of the program's options. These loans accrue interest at rates of 6.8% and 7.2%. Interest is due on the anniversary date of the loans with the balance of the loans due on the second anniversary date. The loans originally matured in January and April of 1997, but were extended by the Company's Board of Directors in December 1996 for an additional twelve months, thereby causing a new measurement date. As a result, the Company remeasured the options associated with these loans and recorded a $4.7 million non-cash compensation credit while simultaneously decreasing the balance of common stock. All loans are secured by common stock.

The financial statements for 1996 have been restated to reflect the net non-cash compensation charge of $8.6 million. Net loss per share increased $.54 as a result of the restatement.


6.  INCOME TAXES

At December 31, 1997, the Company had net operating loss carryforwards of approximately $112.5 million and research and development credit carryforwards of $1.6 million for federal income tax purposes, which will begin to expire between 2005 and 2012. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                           ----------------------
                                                              1997          1996
                                                           --------      --------
Deferred tax assets:
  Net operating loss carryforwards                         $ 38,233      $ 28,555
  Accruals for book purposes in excess of tax purposes          470           832
  Research and development tax credit carryforward            1,571         1,147
  Property and equipment basis differences                    1,411           286
  Other                                                         136            (6)
                                                           --------      --------
Total deferred tax assets                                    41,821        30,814
Valuation allowance                                         (41,821)      (30,814)
                                                           --------      --------
Net deferred tax assets                                    $   --        $   --
                                                           ========      ========

Due to uncertainty of the Company's ability to generate taxable income needed to realize its net deferred tax assets at December 31, 1997 and 1996, a valuation allowance has been recognized for financial reporting purposes. The Company's valuation allowance increased $11.0 million and $9.6 million for the years ended December 31, 1997 and 1996, respectively.

7.  COMMITMENTS

The Company leases office space and equipment under noncancelable operating leases, and furniture and equipment under capital leases. Future minimum payments under these leases at December 31, 1997 are as follows:

                                                             CAPITAL       OPERATING
FOR THE YEARS ENDING DECEMBER 31:                            LEASES         LEASES
---------------------------------                          ----------     ----------
    1998                                                   $3,725,545     $2,464,460
    1999                                                      358,511        995,200
    2000                                                      127,870        973,275
    2001                                                        8,931        864,234
    2002                                                          224        892,433
  Thereafter                                                     --        2,628,724
                                                           ----------     ----------
Total minimum lease payments                                4,221,081     $8,818,326
                                                                          ==========
Less amount representing interest                             131,023
                                                           ----------
Present value of net minimum capital lease obligations      4,090,058
Less current installments                                   3,643,457
                                                           ----------
Capital lease obligations, less current installments       $  446,601
                                                           ==========


Total rent expense for the years ended December 31, 1997, 1996, and 1995 was $1,597,662, $1,083,308, and $1,120,335, respectively.


8.  NOTES RECEIVABLE FROM EMPLOYEES

The Company has made advances and loans to employees in connection with their relocation to Washington State. Notes totaling $801,042 and $741,042 are with the Company's Chief Executive Officer as of December 31, 1997 and 1996, respectively. These loans have an interest rate set at 4.9% per annum, or the minimum interest necessary to prevent each loan from being classified as a "below market loan" under Section 7872 of the Internal Revenue Code of 1986, as amended, but not to exceed 8.0% in any event. The officer has pledged 70,000 shares of common stock as collateral for these loans.

Other notes, which are unsecured, may be, in some circumstances, forgiven ratably over four years and charged to expense.

Information with respect to the classification of employee notes receivable is as follows:

                                            1997         1996
                                          --------     --------
Current                                   $  5,000     $ 20,000
Long-term                                  801,042      746,042
                                          --------     --------
Total notes receivable from employees     $806,042     $766,042
                                          ========     ========

9.  BUSINESS SEGMENT INFORMATION

The Company primarily is involved in the treatment of AF. As such, the Company operates entirely in the medical device and accessory business. Current markets include clinical trials and sales activity in Europe and Hong Kong and clinical trials in the United States. Information regarding the Company's revenues and assets within specific geographic areas is set forth below. Amounts presented for Europe include revenues relating to Hong Kong activity, which is not considered to be significant for segregated disclosure. Corporate assets represent cash, cash equivalents, and securities available-for-sale that are held in the United States and Europe.

Geographic information for 1997:

                                         NORTH AMERICA     EUROPE       CONSOLIDATED
                                         -------------   ----------     ------------
     Revenues                            $     451,020   $1,524,647     $  1,975,667
                                         =============   ==========     ============

     Identifiable assets                 $  10,670,566   $2,577,998     $ 13,248,564
                                         =============   ==========
     Corporate assets                                                     15,669,741
                                                                        ------------
     Total assets                                                       $ 28,918,305
                                                                        ============

Geographic information for 1996:

                                         NORTH AMERICA     EUROPE       CONSOLIDATED
                                         -------------   ----------     ------------
     Revenues from clinical trials       $      86,680   $  218,925     $    305,605
                                         =============   ==========     ============

     Identifiable assets                 $   8,394,711   $1,935,506     $ 10,330,217
                                         =============   ==========
     Corporate assets                                                     35,586,670
                                                                        ------------
     Total assets                                                       $ 45,916,887
                                                                        ============

Geographic information for 1995:

                                         NORTH AMERICA     EUROPE       CONSOLIDATED
                                         -------------   ----------     ------------
     Revenues from clinical trials       $        --     $   25,488     $     25,488
                                         =============   ==========     ============

     Identifiable assets                 $   8,531,611   $  609,335     $  9,140,946
                                         =============   ==========
     Corporate assets                                                     18,328,631
                                                                        ------------
     Total assets                                                       $ 27,469,577
                                                                        ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the information under the captions "Election of Directors," "Executive Officers," and "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to its 1998 annual meeting of stockholders (the "Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the information under the captions "Election of Directors" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the information under the captions "Election of Directors," "Executive Compensation," and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

The following Consolidated Financial Statements, Notes thereto, and Report of Independent Auditors thereon are included in Part II, Item 8.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors              21
Consolidated Balance Sheets                                    22
Consolidated Statements of Operations                          23
Consolidated Statements of Stockholders' Equity                24
Consolidated Statements of Cash Flows                          25
Notes to Consolidated Financial Statements                     26


Financial Statement Schedules

There are no Financial Statement Schedules included in this report because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.



     Exhibits
                Exhibit No.

         (i)      3.1       Restated Certificate of Incorporation

        (iv)      3.2       Amended and Restated By-laws

        (ii)      4.1       Rights Agreement, dated as of February 27, 1996,
                            between the registrant and First Interstate Bank of Washington, N.A., as Rights Agent. (Exhibit 2.1)

         (v)      4.2       Form of Stock Purchase Agreement between the
                            registrant and United States investors, dated July
                            28, 1997.

         (v)      4.3       Form of Stock Purchase Agreement between the
                            registrant and United States investors, dated July
                            25, 1997.

        (iv)     10.1       Executive Employment Agreement between the
                            registrant and Kurt C. Wheeler, dated April 1, 1995, together with First Amendment thereto dated
                            September 30, 1996.

        (iv)     10.2       Lease and related Agreement between Michael R.
                            Mastro and Redmond East Associates, and the registrant, dated August 19, 1991 ("Lease"), as amended by addendum dated August 19, 1991, and amendments dated June 1, 1992 and October 15, 1992.

        (iv)     10.3       Ninth Amendment to Lease between Carr Redmond
                            Corporation (Successor to Redmond East Associates) and registrant dated January 31, 1997.

                 10.4       Restated 1990 Stock Option Plan

        (iv)     10.5       1994 Stock Option Plan for Nonemployee Directors

                 10.6       1996 Stock Option Plan for Nonemployee Directors

        (iv)     10.7       Employment Agreement between the registrant and
                            Michel E. Lussier, dated August 17, 1994.

                 10.8 Second Amendment to Executive Employment Agreement between the registrant and Kurt C. Wheeler dated September 1, 1997, together with related Promissory Note and Stock Pledge Agreement, each dated September 1, 1997, issued to the registrant by Kurt
                            C. Wheeler

       (iii)     10.9       Promissory Note, dated May 16, 1994, issued to the
                            registrant by John M. Adams (Exhibit 10.8)

       (iii)     10.10      Form of Warrants to Purchase Stock issued to private
                            placement agents, together with schedule of actual warrants (Exhibit 10.12)

       (iii)     10.11      Agreement between Teleydne Microelectronics and the
                            registrant, dated March 17, 1993 (Exhibit 10.13)

       (iii)     10.12      Form of Proprietary Information Agreement (Exhibit
                            10.15)

       (iii)     10.13      Restated Stockholders Rights Agreement, dated August
                            17, 1993 (Exhibit 10.16)

       (iii)     10.14      Form of Stock Repurchase Agreement, Promissory Note
                            and Stock Pledge Agreement, together with schedule of actual agreements (Exhibit 10.17)

       (iii)     10.15      Form of Indemnification Agreement for officers and
                            directors (Exhibit 10.18)

        (iv)     10.16      Form of Senior Management Employment Agreement,
                            together with schedule of actual agreements.

                 10.17 Tenth Amendment to Lease between Carr Redmond Corporation (Successor to Redmond East Associates) and registrant, dated May 1, 1997.

         (i)     21.1       Subsidiaries of the registrant

                 23.1       Consent of Ernst & Young LLP, Independent Auditors

                 24.1 Power of Attorney (included on the signature page of this Form 10-K)

                 27.1       Financial Data Schedule

--------------------------

(i) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as same Exhibit Number.

(ii) Incorporated by reference to the registrant's Registration Statement on Form 8-A, as amended, filed March 1, 1996, as the indicated Exhibit Number.

(iii) Incorporated by reference to the registrant's Registration Statement on Form S-1, as amended, Registration No. 33-81048, as the indicated Exhibit Number.

(iv) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as same Exhibit Number.

(v) Incorporated by reference to the registrant's Current Report on Form 8-K, filed August 11, 1997, as the indicated Exhibit Number.

Reports on Form 8-K

During the quarter ended December 31, 1997, no reports were filed by the Company on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on the 27th day of March 1998.

                                           INCONTROL, INC.



                                           By:  /s/ KURT C. WHEELER
                                              --------------------------------
                                                Kurt C. Wheeler
                                                Chairman, President and
                                                Chief Executive Officer


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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 27th day of March 1998.

        Signature                       Title


/s/ KURT C. WHEELER             Chairman, President and Chief Executive Officer
----------------------------
      Kurt C. Wheeler


/s/ DONALD F. SEATON, III       Vice President, Finance, Chief Financial Officer
----------------------------
      Donald F. Seaton, III        and Secretary


/s/ ALAN D. FRAZIER             Director
----------------------------
      Alan D. Frazier


/s/ MARK B. KNUDSON             Director
----------------------------
      Mark B. Knudson


/s/ DONALD C. HARRISON          Director
----------------------------
      Donald C. Harrison


/s/ MICHAEL J. LEVINTHAL        Director
----------------------------
      Michael J. Levinthal

                                  EXHIBIT INDEX


    Exhibits
                Exhibit No.

        (i)         3.1       Restated Certificate of Incorporation

       (iv)         3.2       Amended and Restated By-laws

       (ii)         4.1       Rights Agreement, dated as of February 27, 1996,
                              between the registrant and First Interstate Bank
                              of Washington, N.A., as Rights Agent. (Exhibit
                              2.1)

        (v)         4.2       Form of Stock Purchase Agreement between
                              the registant and United States investors, dated
                              July 28, 1997.

        (v)         4.3       Form of Stock Purchase Agreement between
                              the registant and United States investors, dated
                              July 25, 1997.

       (iv)        10.1       Executive Employment Agreement between the
                              registrant and Kurt C. Wheeler, dated April 1,
                              1995, together with First Amendment thereto dated
                              September 30, 1996.

       (iv)        10.2       Lease and related Agreement between Michael R.
                              Mastro and Redmond East Associates, and the registrant, dated August 19, 1991 ("Lease"), as amended by addendum dated August 19, 1991, and amendments dated June 1, 1992 and October 15,
                              1992.

       (iv)        10.3       Ninth Amendment to Lease between Carr Redmond
                              Corporation (Successor to Redmond East Associates) and registrant dated January 31, 1997.

                   10.4       Restated 1990 Stock Option Plan

       (iv)        10.5       1994 Stock Option Plan for Nonemployee Directors

                   10.6       1996 Stock Option Plan for Nonemployee Directors

       (iv)        10.7       Employment Agreement between the registrant and
                              Michel E. Lussier, dated August 17, 1994.

                   10.8 Second Amendment to Executive Employment Agreement between the registrant and Kurt C. Wheeler dated September 1, 1997, together with related Promissory Note and Stock Pledge Agreement, each dated September 1, 1997, issued to the registrant by Kurt C. Wheeler

      (iii)        10.9       Promissory Note, dated May 16, 1994, issued to the
                              registrant by John M. Adams (Exhibit 10.8)

      (iii)       10.10       Form of Warrants to Purchase Stock issued to
                              private placement agents, together with schedule of actual warrants (Exhibit 10.12)

      (iii)       10.11       Agreement between Teleydne Microelectronics and
                              the registrant, dated March 17, 1993 (Exhibit
                              10.13)

      (iii)       10.12       Form of Proprietary Information Agreement (Exhibit
                              10.15)

      (iii)       10.13       Restated Stockholders Rights Agreement, dated
                              August 17, 1993 (Exhibit 10.16)

      (iii)       10.14       Form of Stock Repurchase Agreement, Promissory
                              Note and Stock Pledge Agreement, together with schedule of actual agreements (Exhibit 10.17)

      (iii)       10.15       Form of Indemnification Agreement for officers and
                              directors (Exhibit 10.18)

       (iv)       10.16       Form of Senior Management Employment Agreement,
                              together with schedule of actual agreements.

                  10.17 Tenth Amendment to Lease between Carr Redmond Corporation (Successor to Redmond East Associates) and registrant dated May 1, 1997.

        (i)        21.1       Subsidiaries of the registrant

                   23.1       Consent of Ernst & Young LLP, Independent Auditors

                   24.1 Power of Attorney (included on the signature page of this Form 10-K)

                   27.1       Financial Data Schedule

--------------------------

(i) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as same Exhibit Number.

(ii) Incorporated by reference to the registrant's Registration Statement on Form 8-A, as amended, filed March 1, 1996, as the indicated Exhibit Number.

(iii) Incorporated by reference to the registrant's Registration Statement on Form S-1, as amended, Registration No. 33-81048, as the indicated Exhibit Number.

(iv) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as same Exhibit Number.

(v) Incorporated by reference to the registrant's Current Report on Form 8-K, filed August 11, 1997, as the indicated Exhibit Number.