Form 10-Q
period 1998-03-31
INCONTROL INC
filed 1998-05-15
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------


                                    FORM 10-Q

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1998

                                       or

(   )       Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 For the transition period from to

                         Commission file number 0-24540


                                 INCONTROL, INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                                  91-1501619
--------------------------------------------------------------     ---------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)


                            6675 - 185TH AVENUE N.E.
                             REDMOND, WA 98052-6734
                                 (425) 861-9800
   (Address and telephone number of registrant's principal executive offices)

                              ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes ( X ) No (   )
                           ---      ---


As of May 11, 1998, there were 19,248,193 shares of the registrant's $.01 par value Common Stock outstanding.





                    Page 1 of 12 sequentially numbered pages

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

Item 1.     Financial Statements (unaudited).................................................3

            Consolidated Balance Sheets -
                 March 31, 1998 and December 31, 1997........................................3

            Consolidated Statements of Operations -
                 three months ended March 31, 1998 and 1997..................................4

            Consolidated Statements of Cash Flows -
                 three months ended March 31, 1998 and 1997..................................5

            Notes to Consolidated Financial Statements ......................................6

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............................7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................11


                         PART II

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.................................................11

            Signature........................................................................11





                    Page 2 of 12 sequentially numbered pages

PART I:     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                                 INCONTROL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                            -------------   -------------
                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                              $   4,082,577   $   2,336,703
     Securities available-for-sale                              2,081,859      13,333,038
     Trade accounts receivable, net                             1,125,206         915,285
     Inventories                                                2,943,942       2,492,583
     Prepaid expenses and other current assets                    823,498         964,424
                                                            -------------   -------------
Total current assets                                           11,057,082      20,042,033
Property and equipment, net                                     7,729,315       7,835,514
Notes receivable from employees                                   816,042         801,042
Other assets                                                      225,786         239,716
                                                            -------------   -------------
Total assets                                                $  19,828,225   $  28,918,305
                                                            =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $     719,506   $     608,908
     Accrued expenses                                           1,941,681       1,972,958
     Current portion of long-term obligations                   3,287,444       3,674,333
                                                            -------------   -------------
Total current liabilities                                       5,948,631       6,256,199
Long-term obligations, less current portion                       696,288         525,076
Commitments                                                            --              --
Stockholders' equity:
     Preferred stock, $.01 par value:
            Authorized shares--10,000,000;
            Issued and outstanding shares--none                        --              --
     Common stock, $.01 par value:
            Authorized shares--40,000,000;
            Issued and outstanding shares--
            18,837,371 at March 31,1998 and 18,775,864 at
            December 31, 1997                                 152,559,090     152,505,419
     Accumulated deficit                                     (138,797,868)   (129,688,761)
     Notes receivable from stockholders                          (581,000)       (581,000)
     Accumulated other comprehensive income/(loss)                  3,084         (98,628)
                                                            -------------   -------------
Total stockholders' equity                                     13,183,306      22,137,030
                                                            -------------   -------------
Total liabilities and stockholders' equity                  $  19,828,225   $  28,918,305
                                                            =============   =============



                             See accompanying notes.



                    Page 3 of 12 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED MARCH 31,
                                                        1998          1997
                                                    ------------   ------------
Revenues                                           $    895,025    $    310,748
Cost of sales                                           605,699         225,889
                                                   ------------    ------------
Gross profit                                            289,326          84,859

Expenses:
      Research and development                        6,567,026       5,501,995
      Sales and marketing                             1,565,806       1,050,539
      General and administrative                      1,212,665       1,270,540
                                                   ------------    ------------
                                                      9,345,497       7,823,074

Interest income                                         162,235         511,543
Interest expense                                       (215,171)       (104,468)
                                                   ------------    ------------
Net loss                                           $ (9,109,107)   $ (7,331,140)
                                                   ============    ============

Basic and diluted net loss per share (Note 1)      $      (0.48)   $      (0.43)
                                                   ============    ============
Shares used in computation of
      net loss per share:                            18,809,347      16,985,322



                             See accompanying notes.



                    Page 4 of 12 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          1998            1997
                                                                      ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                              $ (9,109,107)   $ (7,331,140)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       760,485         654,595
       Changes in operating assets and liabilities:
         (Increase) decrease in prepaid expenses
              and other current assets                                     345,779        (369,559)
         (Increase) decrease in inventories                               (451,359)        335,581
         Increase (decrease) in accounts payable, accrued expenses,
                  and sales tax payable                                     95,474         (10,128)
                                                                      ------------    ------------
Net cash used in operating activities                                   (8,358,728)     (6,720,651)

INVESTING ACTIVITIES:
Purchases of property and equipment                                       (635,548)     (1,370,220)
Loans to employees                                                         (15,000)        (15,000)
Proceeds from collection of employee loans                                      --              --
Proceeds from maturity of securities                                     7,731,000       7,470,000
Proceeds from sale of securities                                         3,186,259              --
                                                                      ------------    ------------
Net cash provided by investing activities                               10,266,711       6,084,780

FINANCING ACTIVITIES:
Proceeds from lease financing                                              280,251         793,000
Payments on lease financing                                               (491,813)       (243,758)
Proceeds from collection of stockholders' loans                                 --          36,000
Proceeds from exercise of stock options                                     53,671          44,690
                                                                      ------------    ------------
Net cash (used in) provided by financing activities                       (157,891)        629,932

Effect of exchange rate changes on cash                                     (4,218)        (28,584)
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents                     1,745,874         (34,523)

Cash and cash equivalents at beginning of period                         2,336,703       4,287,617
                                                                      ------------    ------------

Cash and cash equivalents at end of period                            $  4,082,577    $  4,253,094
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                              $    161,823    $     91,385
                                                                      ============    ============



                             See accompanying notes.



                    Page 5 of 12 sequentially numbered pages

                                 INCONTROL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INTERIM FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by InControl, Inc. ("InControl" or the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations as of and for the periods indicated.

The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any other fiscal period.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:


                                                  MARCH 31,           DECEMBER 31,
                                                    1998                 1997
                                                 ----------           ----------
Raw materials                                    $  859,459           $  733,181
Work in process                                     949,558              671,972
Finished products                                 1,134,925            1,087,430
                                                 ----------           ----------
                                                 $2,943,942           $2,492,583
                                                 ==========           ==========

The Company purchases components and certain related peripheral equipment for its products from outside vendors, including components from sole source vendors. The establishment of additional or replacement sources of supply would require the Company to certify the new vendors, which, in the case of certain components, would cause a delay in the Company's ability to manufacture the products.

COMPREHENSIVE LOSS

As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

During the first quarter ended March 31, 1998 and 1997, total comprehensive loss amounted to $9,007,395 and $7,115,740, respectively.




                    Page 6 of 12 sequentially numbered pages

Components of comprehensive loss for the three month periods ended March 31, 1998 and 1997 are as follows:


                                                                              1998           1997
                                                                           -----------    -----------
Net loss                                                                   $(9,109,107)   $(7,331,140)
Unrealized gain/(loss) on securities                                           (25,078)       210,536
Foreign currency translation                                                   126,790       (120,516)
                                                                           -----------    -----------
Comprehensive loss                                                         $(9,007,395)   $(7,115,740)
                                                                           ===========    ===========

Components of accumulated other comprehensive loss at March 31, 1998 and December 31, 1997 are as follows:


                                                                              1998           1997
                                                                           ---------       ---------
Unrealized gain/(loss) on securities                                       $      --       $  25,078
Foreign currency translation                                                   3,084        (123,706)
                                                                           ---------       ---------
Comprehensive loss                                                         $   3,084       $ (98,628)
                                                                           =========       =========


The Company will incorporate this information into the Consolidated Statement of Stockholders' Equity for the year ending December 31, 1998. Per share calculations based upon comprehensive loss are not required.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share are computed based upon the weighted average number of shares of common stock outstanding. The effect of outstanding options and warrants have been excluded from the calculation because they are antidilutive.

NEW ACCOUNTING PRONOUNCEMENT

In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 replaces FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and is effective for financial statements with fiscal years beginning after December 15, 1997. The Statement requires a company to report segment information based upon how management internally evaluates operating performance of its business segments. Segment information is not required to be reported in interim financial statements in the first year of application. The Company intends to adopt the disclosure requirements for FAS 131 for the year ending December 31, 1998 and does not expect its provisions to be significant.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the progress and costs of preclinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System and related future products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products. Reference is made to the Company's Annual Report on Form 10-K filed with the Commission for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to update publicly any forward-looking statements to reflect




                    Page 7 of 12 sequentially numbered pages new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


OVERVIEW

InControl is engaged in the design, development and manufacture of implantable atrial defibrillators and related products, including transvenous defibrillation leads, and temporary defibrillation catheters. The majority of the Company's resources have been, and continue to be, devoted to research and development activities related to the METRIX System, a proprietary system designed to treat atrial fibrillation. The METRIX System is comprised of an implantable defibrillator, transvenous leads to connect the defibrillator to the heart, a system analyzer and a system programmer. The Company is also party to agreements under which the Company distributes defibrillation and diagnostic catheters and related products in certain geographic markets.

The design and development of an implantable medical device has required the Company to make significant investments in research and development activities and, as a result, the Company has accumulated a deficit of $138.8 million as of March 31, 1998. InControl expects to incur substantial additional losses in the near future. The Company expects that revenues from clinical trials and sales of the Company's products will increase and that these increases will moderate future deficit growth. The amount and timing of the Company's future revenues and, accordingly, the amount and timing of the Company's future losses will be affected by, among other things: the availability of adequate funding, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System and related future products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products. Future expenses are expected to be primarily due to InControl's continuing investment in research and development efforts, increases in clinical trial activities, the maintenance of the European sales organization, the expansion of domestic marketing and sales capabilities and increasing domestic manufacturing activity.

The Company believes that it will incur losses at least until the METRIX System has gained market acceptance in the United States. Market acceptance of the METRIX System in the United States is dependent on, among other things, obtaining regulatory approval from the FDA for its commercial release, which is in turn dependent on the success of the METRIX System clinical trials. There can be no assurance that clinical trials will be successful. Further, there can be no assurance that regulatory approval for the METRIX System will be obtained, or, if such approval is obtained, that the METRIX System will achieve market acceptance in the United States. In Europe, the Company has received the needed certifications required in order to affix the CE mark to the METRIX System. While the CE mark allows the Company to distribute and market the METRIX System throughout the European Community (EC), the Company will need to complete studies regarding the cost benefits and quality of life improvements of the therapy in order to be eligible for reimbursement approvals from the medical reimbursing authorities in various EC member countries. There can be no assurance that such approvals from reimbursing authorities will be obtained in a timely manner, if at all. Even with reimbursement approvals, there can be no assurance that the METRIX System will achieve market acceptance in Europe.


RESULTS OF OPERATIONS

REVENUES

Net revenues were $895,000 for the quarter ended March 31, 1998. This represents an increase of $584,000 or 188% over the comparable period in 1997. Revenues result from the sale of METRIX devices, leads and accessories and, to a lesser degree, distribution of catheters and related products in Europe together with sales of METRIX Systems in clinical investigations in the United States.



                    Page 8 of 12 sequentially numbered pages

Revenues in future quarters will be dependent on the timing and outcome of certain limited clinical studies required for European reimbursement approvals, the success and timing of the Company's United States clinical trial activities and the subsequent rate of market acceptance in the United States and Europe. There can be no assurance, however, that such studies and trials will be completed successfully or that the METRIX System will achieve market acceptance in the United States or Europe.

GROSS PROFITS

Gross profits for the quarter ended March 31, 1998 totaled $289,000 or 32% of net revenues. The 1997 comparable period totaled $85,000 or 27% of net revenues. The Company's products are at an early stage in their product life cycles; current cost of sales and gross profits therefore may not be indicative of future cost of sales or gross profits.

The Company's cost of sales and gross profits are affected by many factors. Currently, the Company has limited experience in manufacturing and is operating at volumes well below expected facility capacity. These two factors give rise to certain experience and capacity-related costs which the Company considers part of its ongoing manufacturing development. Accordingly, the Company has charged these expenses to research and development. The Company anticipates that in future years, to the extent its products gain market acceptance, the Company's sales volume and manufacturing experience will increase. As a result, these manufacturing development costs will both decrease and be incorporated into cost of revenues and, to that extent, will be excluded from research and development. In addition, net revenues and, as a result, gross profits will be influenced by sales discounts and allowances that the Company may make during clinical trials or in connection with the initial commercial release of the Company's products in the United States. The Company's gross profits from European sales have been influenced by sales discounts and allowances that the Company has offered on a situational basis in connection with the commercial release of the METRIX System in Europe.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expense was $6.6 million and $5.5 million for the quarters ended March 31, 1998 and 1997, respectively. The quarter-to-quarter increase of $1.1 million or 19% over the comparable period last year is due to the increase in personnel engaged in the design, development and primary research associated with the current and next generations of atrial defibrillation systems, the funding of preclinical and clinical trials and expenditures associated with manufacturing development. Research and development expenses in future periods will be primarily dependent on the level of personnel the Company maintains in order to meet its objectives in primary research and development activities associated with future atrial defibrillation products. Research and development expense will also be affected by the level of activity in preclinical studies and clinical trials in the United States and Europe. Manufacturing development expenditures will continue to be a component of research and development, but are expected to moderate in future periods as the Company increases production volume and gains manufacturing experience.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the quarters ended March 31, 1998 and 1997 were $1.6 million and $1.1 million, respectively. The increase is primarily related to increased sales and marketing personnel, particularly in the Company's European subsidiaries. These additional personnel have been hired to support the commercial release and ongoing distribution of the Company's products in Europe. Sales and marketing expenses in future periods will be primarily dependant on the number of sales and marketing personnel and related activities in both the United States and Europe that the Company maintains to support the sales and distribution of the Company's products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1.2 million and $1.3 million for the quarters ended March 31, 1998 and 1997, respectively. This quarter-to-quarter decrease primarily is attributable to a decrease in professional service expenses. The Company expects general and administrative expense will reflect overall Company employment and activity levels which will fluctuate from period to period.



                    Page 9 of 12 sequentially numbered pages

INTEREST INCOME AND INTEREST EXPENSE

Interest income was $162,000 and $512,000 for the quarters ended March 31, 1998 and 1997, respectively. The quarter-to-quarter decrease primarily is attributable to the decrease in the average balances of cash, cash equivalents, and securities available-for-sale resulting from the use of cash to fund operations. Interest income will fluctuate with the average balances of cash, cash equivalents, and securities available-for-sale, which in turn will fluctuate with the success and timing of the Company's financing activities and the rate resources are used to fund operations.

Interest expense was $215,000 and $104,000 for the quarters ended March 31, 1998 and 1997, respectively. The increase is primarily related to the increase in the Company's average balance of equipment lease financing. Interest expense in future periods will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash, cash equivalents, and securities available-for-sale totaling $6.2 million, compared to a balance of $15.7 million at December 31, 1997. The decrease of $9.5 million or 61% was used to fund $8.4 million in operating activities, $636,000 in purchases of property and equipment and $212,000 of payments, net of proceeds, for lease financing. During the comparable period in 1997, the Company funded $6.7 million in operating activities and $1.4 million in purchases of property and equipment, both of which were partially offset by net proceeds from lease financing of $549,000. As a result of the Company's available cash, the Company has failed to comply with certain covenants associated with its capital lease agreements. As a result, $1.6 million of the amounts payable under these capital lease agreements have been classified as a current liability in the accompanying consolidated financial statements.

InControl expects its cash needs will continue at similar levels in future periods due to the Company's planned investment in research and development, anticipated increases in spending on clinical studies and trial activities and expansion of marketing, sales and manufacturing capabilities. The Company's future capital requirements will depend on many factors, including the progress and costs of preclinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and adoption of the METRIX System and related future products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products.

In April, the Company raised $10 million through two private financings. Of the $10 million, $7.5 million was raised through the sale of convertible preferred stock, which is redeemable under certain circumstances. The remaining funds were raised through the private sale of 400,000 shares of common stock. In addition to these funds, InControl also obtained a commitment from an investor to purchase an additional $7.5 million of convertible preferred stock with terms substantially equivalent to the convertible preferred stock sold in April. This additional $7.5 million may be accessed at the Company's option after July 1, 1998 and prior to August 1, 1998, provided certain conditions are met.

The Company believes that its existing cash, cash equivalents, securities available-for-sale and interest thereon, including the proceeds of the April offerings, will be sufficient to meet its capital requirements into the third quarter of 1998. The sale of an additional $7.5 million of convertible preferred stock under the commitment described above would allow the Company to fund operations into the fourth quarter of 1998. There can be no assurance that circumstances in July will permit the Company to exercise its option under the commitment. The Company will seek additional funding during 1998, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy it cash requirements, the Company will be forced to delay, reduce or eliminate some or all of its research and development activities, clinical studies and trials and manufacturing and administrative programs, or dispose of assets or technology.




                    Page 10 of 12 sequentially numbered pages

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

The Company has begun an assessment of its software, key suppliers and products to determine whether the Company faces any business or financial risk from the Year 2000 issue. Inquiries to the Company's software vendors have revealed no problems and the Company plans to test these vendors' assertions, before the year 2000. The Company is also planning to inquire with key component suppliers to verify that supplies of raw material components will not be at risk from this problem. If tests of the Company's software reveal Year 2000 compliance problems or any of the Company's key components suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company believes its products are not subject to this problem, with certain Programmers needing only minor adjustments in the year 2000. These minor adjustments can be done by the Company's field clinical engineers. Based on these early indications from the Company's assessment, there appears to be no material business or financial risk to the Company.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


PART II:    OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

       Exhibit No.

       27.1  Financial Data Schedule

b)     Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended March 31, 1998.


                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INCONTROL, INC.
                                         (Registrant)


Dated:  May 15, 1998                  By:/s/ Donald F. Seaton III
                                         -------------------------------------
                                         Donald F. Seaton III
                                         Vice President, Finance,
                                         Chief Financial Officer and Secretary
                                         (Authorized Officer and Principal
                                         Financial Officer)




                    Page 11 of 12 sequentially numbered pages

               EXHIBIT INDEX

Exhibits

       Exhibit No.

        27.1  Financial Data Schedule

















                    Page 12 of 12 sequentially numbered pages