Form 10-K/A
period 1997-12-31
INCONTROL INC
filed 1998-07-02
CIK 871629

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K/A

                                  AMENDMENT NO. 1


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

                                 INCONTROL, INC.

                           ANNUAL REPORT ON FORM 10-K/A

                                  AMENDMENT NO.1

                                TABLE OF CONTENTS

                                     PART I


                                                                                                       PAGE NO.
                                                                                                       --------
Item 1.     Business ...............................................................................       1
                Business of the Company ............................................................       1
                Products ...........................................................................       2
                Field Clinical Engineering
                 and Clinical Research .............................................................       4
                Sales in the United States and Europe ..............................................       4
                Manufacturing ......................................................................       5
                Atrial Defibrillator Market ........................................................       5
                Post Operative Atrial Defibrillation
                 and Cardiac Pacing Heartwire Market ...............................................       6
                Competition ........................................................................       6
                Patents and Proprietary Rights .....................................................       6
                Government Regulation ..............................................................       7
                Third-Party Reimbursement ..........................................................       9
                Employees ..........................................................................       9
                Important Factors Regarding
                 Forward-Looking Statements ........................................................       9


Item 2.     Properties .............................................................................      13

Item 3.     Legal Proceedings ......................................................................      13

Item 4.     Submission of Matters to a Vote of the Security Holders ................................      13


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ..................      14
Item 6.     Selected Consolidated Financial Data ...................................................      15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..................................................................      16
Item 8.     Financial Statements and Supplementary Data ............................................      20
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...................................................................      35

                                    PART III

    Item 10.    Directors and Executive Officers of the Registrant .................................      35
    Item 11.    Executive Compensation .............................................................      35
    Item 12.    Security Ownership of Certain Beneficial Owners and Management .....................      35
    Item 13.    Certain Relationships and Related Transactions .....................................      35


                                     PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................      36

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


AF is a common heart arrhythmia. The Company estimates that in each of the United States and Europe approximately 2,000,000 people suffer from AF, approximately 160,000 new cases develop annually and the disease accounts for hospitalization more often than any other heart rhythm disorder. It is also estimated that temporary post-surgical AF occurs in up to one quarter of patients who have undergone thoracic surgery. There are approximately 400,000 such surgeries performed annually in the United States. AF is a condition in which the regular pumping action of the atria, or upper chambers of the heart, is replaced by disorganized quivering caused by chaotic conduction of electrical signals in the atria. This disease may cause up to a 30% reduction in cardiac output, resulting in symptoms such as shortness of breath, fainting, fatigue and reduced exercise capacity. Moreover, although not immediately life threatening, AF significantly increases the risk of stroke. The American Heart Association estimates that 75,000 strokes per year in the United States are related to AF. In addition to these clinical consequences/complications, patients who suffer post-surgical AF can require extended hospital stays for up to five days resulting in increased costs for health care providers.


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


Limited marketing and sales activities in Europe have commenced with the European safety trials completed and the CE mark obtained in 1997. The Company has established a subsidiary in Belgium (InControl, Europe, S.A./N.V.) which serves as its European headquarters and base for its European marketing, sales, regulatory, clinical engineering and administrative activities. InControl also has sales subsidiaries in Germany (InControl, GmbH) and France (InControl France, S.A.S.). InControl added sales and marketing personnel to all three European offices in 1997 and anticipates adding additional sales personnel in future years in anticipation of the expected growth in customers and clinical activity. The Company also sells the METRIX System through selected independent medical device distributors in certain countries in Europe. See Note 9 of Notes to Consolidated Financial Statements of the Company.


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


The manufacturing process for the METRIX System consists primarily of assembly of purchased components, testing operations, sterilization and packaging. Components are purchased according to InControl's specifications from approved suppliers. A number of product components, such as hybrid circuits, batteries, integrated circuits, capacitors and transformers, are currently supplied by sole source vendors. Because of the long lead time for some components, a vendor's inability to supply such components in a timely manner and in the quantity required would have a material adverse effect on the Company's ability to manufacture its products. The Company has taken certain actions to minimize the risk of component shortages, such as stockpiling certain of the key materials required for production of its products.



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

COMPETITION

METRIX System and TADCATH Products


The METRIX System is a new technology that must compete with other more established treatments for AF such as pharmaceuticals, external electrical cardioversion, ablation accompanied by pacemaker implantation and open-heart surgery. Furthermore, although currently no implantable device is being marketed to treat AF, one manufacturer of ICDs and pacemakers is developing a dual-chamber defibrillator/dual chamber pacemaker system that will likely address patients with both ventricular and atrial arrhythmias and may be marketed to patients who have only AF. This device entered the clinic in Europe in early 1997 and has reportedly been implanted in the United States in at least one patient suffering from only AF. InControl believes that other manufacturers of ICD's and pacemakers are currently involved in, or will soon begin, efforts to develop implantable devices to treat both ventricular and atrial arrhythmias. In addition, these and other companies, academic institutions, governmental agencies and other research organizations may be pursuing alternative approaches to the treatment of AF. The Company believes that the primary competitive factors in the market for the treatment of symptomatic AF are therapeutic efficacy, safety and patient acceptance. Additional factors that will impact the Company's competitiveness in future years will be marketing and distribution capabilities and manufacturing costs and capacities.


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


Under United States law, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to validity or as to the enforceable scope of its claims. Accordingly, there can be no assurance that the Company's patents will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others or that others will not obtain patents that the Company would need to license or design around.


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



THIRD-PARTY REIMBURSEMENT

UNITED STATES

Implantable devices for controlling arrhythmias are generally purchased by hospitals upon recommendation of a physician. In the United States, these purchasers seek reimbursement for the device and treatment through third-party payors, including Medicare, Medicaid and private insurance companies.

The Health Care Financing Administration ("HCFA") has established guidelines for determining whether or not Medicare should reimburse for implantable devices in clinical trials. In 1995, the HCFA entered into an agreement with the FDA through which it places all IDE devices (e.g., devices that are being implanted during the course of a clinical trial like the METRIX System) into one of two categories, A or B. Category A devices are innovative devices for which the "absolute risk" of the device type has not been established. Category A devices are not eligible for Medicare reimbursement. Category B devices, which must have demonstrated some preliminary evidence of safety and effectiveness, are eligible for Medicare reimbursement if they meet all other Medicare coverage requirements. InControl's METRIX System was classified as a category B device in July 1997.

Although the Company believes that the METRIX System will continue to show strong clinical and cost-effective outcomes, there can be no assurance that third-party coverage and reimbursement for the METRIX System will continue to be available. See "Important Factors Regarding Forward-Looking Statements-- Dependence on Reimbursement."

EUROPE

The European marketplace is characterized by three main types of reimbursement systems: global budgets, set prices for devices and set prices for procedures. Those countries with global budgets such as the United Kingdom, Belgium, and the Netherlands, have a centralized, nationalized healthcare system. Expensive devices are brought into the system through negotiations at the time of hospital budget allocation. In some countries, such as France and Italy, device prices for certain technologies are set by the government. In other countries, such as Germany, prices are fixed for procedures in a manner similar to the system used in the United States. In most European countries, there is also a private insurance system that may offer patients more choices in therapeutic options. Regardless of the type of reimbursement system, the Company believes successful, timely completion of required post-regulatory approval study protocols and physician advocates of the METRIX System will be important in obtaining reimbursement. See "Important Factors Regarding Forward-Looking Statements-- Dependence on Reimbursement."



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


            HISTORY OF LOSSES; FUTURE LOSSES AND CAPITAL NEEDS; ABILITY TO CONTINUE AS A GOING CONCERN



The design and development of an implantable medical device has required the Company to make significant investments in research and development activities since its incorporation in November 1990 and, as such, the Company has accumulated a deficit of $129.7 million as of December 31, 1997. The Company reported net losses of $33.5 million, $36.8 million and $23.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. InControl expects to incur substantial additional losses in the near future. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1997 consolidated financial statements which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects that revenues from clinical trials and sales of the Company's products will increase, which increases will moderate future deficit growth. Future increases in expenses are expected to be primarily due to InControl's continuing investment in research and development efforts, increases in clinical trial activities, the expansion of European and domestic marketing and sales capabilities and increasing domestic manufacturing activity. The amount and timing of the Company's future revenues and, as a result, the amount and timing of the Company's future losses will be affected by, among other things, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and adoption of the METRIX System, the availability of third-party reimbursement for the Company's products and the status of competing products.

There can be no assurance that the Company will ever achieve profitability or generate product revenues sufficient to offset the Company's losses. During the first half of 1998 and from time to time thereafter, the Company will be required to obtain additional funding through public or private financing, including equity financing. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If funding is insufficient or not timely, the Company will be required to delay, reduce or eliminate some or all of its research and development activities, planned clinical trials, marketing activities, manufacturing activities, administrative programs and may be required to sell assets or technology or to cease operations. In addition, the insufficiency of future funding may result in the acceleration of payments due under certain of its capital lease arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

            DEPENDENCE ON KEY PERSONNEL


The Company is highly dependent on certain members of its scientific and professional staff, the loss of whose services might impede the achievement of its research and development or strategic objectives. Competition among medical device companies for highly skilled and uniquely experienced scientific and professional personnel is intense. To help retain its key personnel, the Company offers a salary and benefits structure that is competitive with its local geographic market, as well as the medical device industry nationwide. The Company offers a broad-based stock option plan through which all employees of the Company are granted stock options upon hire, and key employees are periodically granted additional stock options.

The Company's currently limited financial resources may compromise its ability to compete effectively for skilled personnel. The Company's anticipated growth and expansion in areas and activities requiring additional expertise, such as marketing and sales, clinical trials and manufacturing, are expected to place significant increased demands on the Company's resources. These demands are expected to require the addition of new professional personnel and the development of additional expertise by existing personnel. The failure to recruit such personnel, loss of such existing personnel or failure to develop such expertise would have a material adverse effect on the Company's business and financial condition.


            PRODUCT LIABILITY AND PRODUCT RECALL

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although the Company has not been subject to liability claims or product recalls to date, there can be no assurance that the Company will not be subject to liability claims or product recalls for products that have already been distributed or on products to be distributed in the future. Although the Company maintains product liability insurance in the United States and in other countries in which the Company intends to conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. In addition, the Company has agreed to indemnify certain of its component suppliers for certain potential product liability. A successful product liability claim or product recall could inhibit or prevent commercialization of the METRIX System, or cause a significant financial burden on the Company, or both, and could have a material adverse effect on the Company's business and financial condition.


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

During 1997, InControl achieved several clinical and business milestones that had been identified by the Company as important to its future success. In Europe, the Company was awarded the Conformite Europeenne ("CE") mark on the METRIX System and the Company's newest product, the TADPOLE heartwires, that are designed to provide a new therapeutic alternative for patients suffering from post-operative atrial fibrillation. Currently, the METRIX System is in limited commercial release in Europe, while undergoing further trials required before a device will be eligible for reimbursement from various European reimbursement authorities. In the United States, the Company was granted clearance by the Food and Drug Administration (the "FDA") for expansion of the clinical trial of the METRIX System to 170 patients, in a total of 25 centers, and approved the use of the device for out-of-hospital therapy. Subsequently, the METRIX device has been used successfully in the patient-activated mode. In July, the

\
Company completed the private offering of 1,615,740 shares of common stock raising $14.6 million, net of related fees.

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


RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

REVENUES


The Company recorded revenues, net of discounts, of $2.0 million and $306,000 for the years ended December 31, 1997 and 1996, respectively. Revenues result from the sale of METRIX devices, leads, and accessories and distribution of catheters and related products in Europe, together with sales of METRIX Systems in clinical investigations in the United States. European revenues totaled $1.5 million in 1997, $590,000 of which were from sales of METRIX devices, leads and accessories, while $935,000 were from the distribution of catheters and related products. United States revenues totaled $451,000 in 1997, all of which were from the sale of METRIX Systems used in clinical investigations.

In 1996, the Company recorded revenues from clinical trials of approximately $306,000 from the sale of METRIX devices and accessories, versus $25,000 in 1995, due to an increase in the number of devices implanted. The Company had no revenues in prior periods.


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

GROSS PROFITS


Gross profit totaled $494,000 and $306,000 for the years ended December 31, 1997 and 1996, respectively. Gross profit in 1997 was 25% of net revenues. Gross profit was identical to net revenues for 1996 because net revenues were exclusively the result of implants during clinical trials and, accordingly, the cost of sales were charged to research and development expense. The Company's products are at an early stage in their product life cycles; current cost of sales and gross profits therefore probably are not indicative of future cost of sales or gross profits.



The Company's cost of sales and gross profit are affected by many factors. The Company currently has limited experience in manufacturing and is operating at volumes well below expected facility capacity. The Company's manufacturing overhead is allocated to cost of goods sold based on the expected capacity of the Company's manufacturing facility and not its actual capacity. The manufacturing overhead that is not charged to cost of goods sold represents experience and capacity-related costs which the Company considers part of its ongoing manufacturing development. Accordingly, the Company has charged these expenses to research and development.


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


RESEARCH AND DEVELOPMENT EXPENSES


Research and development expenses were $24.9 million and $23.1 million for the years ended December 31, 1997 and 1996, respectively. The year-to-year increase is primarily attributable to increases in personnel who were engaged in the design, development and primary research associated with the current and next generations of atrial defibrillation systems, the funding of preclinical and clinical trials and expenditures associated with manufacturing development. Research and development expenses were $23.1 million and $20.1 million for the years ended December 31, 1996 and 1995, respectively. The year-to-year increase is primarily attributable to increases in personnel engaged in design and development work and primary research and personnel-related costs, and funding of pre-clinical and clinical trials. Research and development expenses also increased in 1996 due to manufacturing development expenditures related to final qualification of the METRIX System and initial production to support the commencement of clinical trials in both Europe and the United States during 1996. The Company anticipates that research and development expenses will grow moderately in future quarters as the Company continues to invest in primary research and development activities associated with future atrial defibrillation products. The Company also believes that it will fund preclinical studies and clinical trials in Europe and the United States at levels to the extent of the current period's funding. Manufacturing expenditures will continue to be a component of research and development, but are expected to moderate in future periods as the Company increases production volume and gains manufacturing experience.


SALES AND MARKETING EXPENSES


Sales and marketing expenses were $5.5 million and $2.8 million for the years ended December 31, 1997 and 1996, respectively. The increase in these expenses resulted from increases in the number of sales and marketing personnel worldwide, primarily in the Company's European subsidiaries. These additional personnel have been hired to support the commercial release and ongoing distribution of the Company's products in Europe. Sales and marketing expenses were $2.8 million and $1.5 million for the years ended December 31, 1996 and 1995, respectively. The year-to-year increase resulted primarily from increases in personnel and personnel-related costs. The majority of the increase in personnel during 1996 occurred within the Company's European subsidiaries. InControl believes that the expansion of European and domestic sales and marketing activities and personnel and personnel-related costs associated with the expansion will result in a substantial increase in sales and marketing expenses in future periods.



GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $4.7 million and $4.3 million for the years ended December 31, 1997 and 1996, respectively. The year-to-year increase is primarily related to an increase in administrative personnel and facilities costs throughout the Company and, to a lesser degree, an increase in year-to-year professional services expenses. General and administrative expenses were $4.3 million and $3.1 million for the years ended December 31, 1996 and 1995, respectively. The year-to-year increase resulted primarily from the increase in personnel and personnel-related costs and facilities and supplies costs. The Company anticipates that general and administrative expenses will increase moderately in year-to-year future periods.

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


INTEREST INCOME AND INTEREST EXPENSE


Interest income was $1.6 million and $2.1 million for the years ended December 31, 1997 and 1996, respectively. Fluctuations in interest income for the years presented were primarily related to the fluctuations in the average balance of investments outstanding during the coinciding time periods. During 1997, the Company funded its investments with a $14.6 million (net of fees) private placement of stock completed in July 1997. However, the overall average investment balance for 1997 decreased from 1996 due to the funding of operations.



The Company generated interest income on its securities available-for-sale totaling $2.1 million and $1.5 million for the years ended December 31, 1996 and 1995, respectively. The increases in year-to-year interest income is related to the increase in average balances of investments funded with proceeds from sales of common stock. Average investment balance increases in 1996 and 1995 resulted from a public offering of common stock completed in April 1996 and a private placement of common stock in Europe completed in July 1995.



Interest expense was $533,000 and $440,000 for the years ended December 31, 1997 and 1996, respectively. The increase in year-to-year interest expense is related to the Company's average balance of equipment lease financing. The Company incurred interest expense of $440,000 and $485,000 for the years ended December 31, 1996 and 1995, respectively. The year-to-year decrease is due to the Company's lower level of lease financing compared to prior years and the subsequent lack of growth in average equipment lease balances. Interest expense in future periods will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures. The Company expects that in 1998 interest expense will remain at levels similar to 1997.



LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1997, the Company had cash, cash equivalents and securities available-for-sale totaling $15.7 million, compared to a balance of $37.0 million at December 31, 1996. The decrease was used to fund $31.3 million in operating activities and $5.7 million in purchases of property and equipment, which was partially offset by a net increase in lease financing of $3.2 million. During the comparable period in 1996, the Company used $25.7 million to fund operating activities and $2.1 million to purchase property and equipment. In July 1997, the Company completed a private offering of 1,615,740 shares of common stock at $9.45 per share, resulting in approximately $14.6 million in net proceeds to the Company. The net proceeds of this offering were used to fund the continuation of operating activities.


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
                                           ===========  ============   =============    =============  =============   ============


                             See accompanying notes.

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                            1997              1996              1995
                                                        ------------      ------------      ------------
                                                                            RESTATED
OPERATING ACTIVITIES:
Net loss                                                $(33,458,049)     $(36,823,745)     $(23,712,873)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                       2,929,287         2,492,340         2,121,088
       Equity compensation arising from
            modifications to stockholders' loans                --           8,557,000              --
       Employees' compensation used to retire
            loans to stockholders                               --             552,516              --
       Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts
              receivable, prepaid expenses
              and other current assets                      (986,695)          142,537           (82,099)
         (Increase) in inventories                          (179,410)         (949,461)         (727,808)
         Increase in accounts payable,
              accrued expenses, and sales tax
              payable                                        382,216           300,655           436,420
                                                        ------------      ------------      ------------
Net cash used in operating activities                    (31,312,651)      (25,728,158)      (21,965,272)
INVESTING ACTIVITIES:
Purchases of property and equipment                       (5,742,090)       (2,151,267)       (2,295,390)
Loans to employees                                           (60,000)          (60,000)          (60,250)
Proceeds from collection of employee loans                      --              12,000            12,000
Purchases of securities                                  (16,365,129)      (39,371,676)      (15,703,565)
Proceeds from maturity of securities                      28,703,771        22,218,010        25,120,000
Proceeds from sale of securities                           6,566,089         1,618,182           912,033
                                                        ------------      ------------      ------------
Net cash provided by (used in) investing
     activities                                           13,102,641       (17,734,751)        7,984,828
FINANCING ACTIVITIES:
Repayment of note payable                                       --                --             (20,498)
Proceeds from third-party lease financing                  3,159,805           448,957           996,801
Payments on third-party lease financing                   (1,538,179)       (1,061,793)       (1,004,499)
Loans to stockholders                                           --                --            (686,000)
Proceeds from collection of stockholders' loans               79,000            26,000              --
Proceeds from exercise of stock options                      143,595           148,166            63,678
Net proceeds from sale of common stock                    14,566,886        46,155,265        13,933,102
                                                        ------------      ------------      ------------
Net cash provided by financing activities                 16,411,107        45,716,595        13,282,584
Effect of exchange rates on cash                            (152,011)          (14,669)             --
                                                        ------------      ------------      ------------
Net increase (decrease) in cash and cash
     equivalents                                          (1,950,914)        2,239,017          (697,860)
Cash and cash equivalents at beginning of
     period                                                4,287,617         2,048,600         2,746,460
                                                        ------------      ------------      ------------
Cash and cash equivalents at end of period              $  2,336,703      $  4,287,617      $  2,048,600
                                                        ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                $    533,251      $    440,224      $    498,281
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


RESEARCH AND DEVELOPMENT

The Company's research and development costs are charged to expense when incurred.


INVENTORIES


Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. Components of inventories are as follows:



                                          DECEMBER 31,
                                   -------------------------
                                      1997           1996
                                   ----------     ----------
Raw materials                      $1,498,530    $ 1,714,899
Work In Process                       865,450      1,715,555
Finished Products                     967,714      1,010,777
                                   ----------    -----------
                                    3,331,694      4,441,231
Reserves                             (839,111)    (2,126,390)
                                   ----------    -----------
                                   $2,492,583    $ 2,314,841
                                   ==========    ===========



Reserves have been established to account for the existence of obsolete inventory and inventory that is not approved for use in production. In 1996, inventory included several items which were not used in the manufacture of the Company's products, and, therefore, such amounts were fully reserved. During 1997, the Company disposed of much of this inventory; accordingly, the accompanying reserve decreased.


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

REVENUE RECOGNITION


Revenue is recognized at the time a device is implanted or, in the case of sales to distributors, upon shipment. Domestic revenues are generated primarily through the Company's direct sales force; international revenues are derived through a combination of direct sales force and distributors. Revenues are recognized at the time a device is implanted and the related clinic or hospital recognizes that it has an obligation to the Company or, in the case of international sales to distributors, upon shipment.


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
                                         =========                            =========


NOTES RECEIVABLE FROM STOCKHOLDERS


On March 31, 1994, the Company's Board of Directors approved the acceleration of vesting on certain options for continuing employees holding a minimum number of options who elected to exercise such options. Options for 1,403,438 shares were exercised, with exercise prices ranging from $0.353 to $2.00 per share. The Company has the right to repurchase certain of these shares, at original issue price, in the event the holder's relationship with the Company terminates. The repurchase rights expire ratably through 1998. At December 31, 1997, 9,531 outstanding common shares were subject to repurchase.

In connection with the exercise of these accelerated options and existing vested options, certain employees elected to have the Company carry notes for up to 75% of the purchase price, totaling $575,400. In May 1996, the Company's Board of Directors approved a bonus to holders of these notes equal to the principal and interest on the notes. These employees elected to receive payment of the bonus by offsetting principal and interest on these notes. In early 1998, it was determined that the payment of the bonus created a new measurement date for the options, which resulted in a $13.3 million non-cash compensation charge equal to the difference between the fair market value of the stock on the date of the bonus and the exercise price paid by the employees.




During 1995, additional loans of $686,000 were made to participants of the accelerated option vesting program. These loans were used to pay the associated tax liabilities arising from the exercise of the program's options. These loans accrue interest at rates of 6.8% and 7.2%. Interest is due on the anniversary date of the loans with the balance of the loans due on the second anniversary date. The loans originally matured in January and April 1997, but were extended by the Company's Board of Directors in December 1996 for an additional twelve months. In early 1998, it was determined that the extension of the loans also resulted in a new measurement date for the options. Accordingly, the Company recorded a $4.7 million non-cash compensation credit equal to the difference between the fair market value on the date the loans were extended and the fair market value on the date of the bonus.



The effect of the $13.3 million charge and $4.7 million credit has been reflected in the 1996 consolidated financial statements as a $8.6 million prior-period adjustment. Net loss, accumulated deficit and common stock all increased by $8.6 million. The 1996 net loss per share increased $0.54 as a result of the restatement.


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

Geographic information for 1997:


                                         NORTH AMERICA   EUROPE (1)       CONSOLIDATED
                                         -------------   ----------     ------------
     Revenues                            $     451,020   $1,524,647     $  1,975,667
                                         =============   ==========     ============
     Operating losses                    $  30,105,463   $4,467,057     $ 34,572,520
                                         =============   ==========     ============
     Identifiable assets                 $  10,670,566   $2,577,998     $ 13,248,564
                                         =============   ==========
     Corporate assets                                                     15,669,741
                                                                        ------------
     Total assets                                                       $ 28,918,305
                                                                        ============


Geographic information for 1996:


                                         NORTH AMERICA   EUROPE (2)       CONSOLIDATED
                                         -------------   ----------     ------------
     Revenues from clinical trials       $      86,680   $  218,925     $    305,605
                                         =============   ==========     ============
     Operating losses (restated)         $  35,467,519   $3,047,574     $ 38,515,093
                                         =============   ==========     ============
     Identifiable assets                 $   8,394,711   $1,935,506     $ 10,330,217
                                         =============   ==========
     Corporate assets                                                     35,586,670
                                                                        ------------
     Total assets                                                       $ 45,916,887
                                                                        ============


Geographic information for 1995:


                                         NORTH AMERICA   EUROPE (3)       CONSOLIDATED
                                         -------------   ----------     ------------
     Revenues from clinical trials       $        --     $   25,488     $     25,488
                                         =============   ==========     ============
     Operating losses                    $  23,634,259   $1,105,078     $ 24,739,337
                                         =============   ==========     ============
     Identifiable assets                 $   8,531,611   $  609,335     $  9,140,946
                                         =============   ==========
     Corporate assets                                                     18,328,631
                                                                        ------------
     Total assets                                                       $ 27,469,577
                                                                        ============

----------------------
(1) Includes England and Hong Kong.

(2) Includes Belgium, England, France, Germany, Hong Kong, the Netherlands and Sweden.

(3) Includes Belgium, England, France, Germany, Hong Kong, Italy, the Netherlands, Sweden and Turkey.

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



     Exhibits
                Exhibit No.


                  3.1       Restated Certificate of Incorporation*



                  3.2       Amended and Restated By-laws*



                  4.1 Rights Agreement, dated as of February 27, 1996, between the registrant and First Interstate Bank of Washington, N.A., as Rights Agent. (Exhibit 2.1)*



                  4.2 Form of Stock Purchase Agreement between the registrant and United States investors, dated July 28, 1997.*



                  4.3 Form of Stock Purchase Agreement between the registrant and United States investors, dated July 25, 1997.*



                 10.1 Executive Employment Agreement between the registrant and Kurt C. Wheeler, dated April 1, 1995, together with First Amendment thereto dated September 30, 1996.*



                 10.2 Lease and related Agreement between Michael R. Mastro and Redmond East Associates, and the registrant, dated August 19, 1991 ("Lease"), as amended by addendum dated August 19, 1991, and amendments dated June 1, 1992 and October 15, 1992.*



                 10.3 Ninth Amendment to Lease between Carr Redmond Corporation (Successor to Redmond East Associates) and registrant dated January 31, 1997.*



                 10.4       Restated 1990 Stock Option Plan*

        (iv)     10.5       1994 Stock Option Plan for Nonemployee Directors*

                 10.6       1996 Stock Option Plan for Nonemployee Directors*

        (iv)     10.7       Employment Agreement between the registrant and
                            Michel E. Lussier, dated August 17, 1994.*

                 10.8 Second Amendment to Executive Employment Agreement between the registrant and Kurt C. Wheeler dated September 1, 1997, together with related Promissory Note and Stock Pledge Agreement, each dated September 1, 1997, issued to the registrant by Kurt
                            C. Wheeler*

       (iii)     10.9       Promissory Note, dated May 16, 1994, issued to the
                            registrant by John M. Adams (Exhibit 10.8)*

       (iii)     10.10      Form of Warrants to Purchase Stock issued to private
                            placement agents, together with schedule of actual warrants (Exhibit 10.12)*

       (iii)     10.11      Agreement between Teleydne Microelectronics and the
                            registrant, dated March 17, 1993 (Exhibit 10.13)*

       (iii)     10.12      Form of Proprietary Information Agreement (Exhibit
                            10.15)*

       (iii)     10.13      Restated Stockholders Rights Agreement, dated August
                            17, 1993 (Exhibit 10.16)*

       (iii)     10.14      Form of Stock Repurchase Agreement, Promissory Note
                            and Stock Pledge Agreement, together with schedule of actual agreements (Exhibit 10.17)*

       (iii)     10.15      Form of Indemnification Agreement for officers and
                            directors (Exhibit 10.18)*

        (iv)     10.16      Form of Senior Management Employment Agreement,
                            together with schedule of actual agreements.*

                 10.17 Tenth Amendment to Lease between Carr Redmond Corporation (Successor to Redmond East Associates) and registrant, dated May 1, 1997.*

         (i)     21.1       Subsidiaries of the registrant*


                 23.1       Consent of Ernst & Young LLP, Independent Auditors

                 24.1       Power of Attorney (included on the signature page)

                 27.1       Financial Data Schedule*

--------------------------
* Previously filed.


Reports on Form 8-K

During the quarter ended December 31, 1997, no reports were filed by the Company on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on the 1st day of July 1998.


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


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 1st day of July 1998.

        Signature                       Title


/s/ KURT C. WHEELER             Chairman, President and Chief Executive Officer
----------------------------
      Kurt C. Wheeler


/s/ PHILIP A. OKESON            Treasurer and Secretary
----------------------------
    Philip A. Okeson


    *ALAN D. FRAZIER             Director
----------------------------
      Alan D. Frazier


    *MARK B. KNUDSON             Director
----------------------------
      Mark B. Knudson


    *DONALD C. HARRISON          Director
----------------------------
      Donald C. Harrison


    *MICHAEL J. LEVINTHAL        Director
----------------------------
      Michael J. Levinthal


By:  /s/  KURT C. WHEELER
   ----------------------------
          Kurt C. Wheeler
          Attorney-in-Fact

                                  EXHIBIT INDEX


    Exhibits

                Exhibit No.

                    3.1       Restated Certificate of Incorporation*

                    3.2       Amended and Restated By-laws*

                    4.1 Rights Agreement, dated as of February 27, 1996, between the registrant and First Interstate Bank of Washington, N.A., as Rights Agent. (Exhibit 2.1)*

                    4.2 Form of Stock Purchase Agreement between the registant and United States investors, dated July 28, 1997.*

                    4.3 Form of Stock Purchase Agreement between the registant and United States investors, dated July 25, 1997.*

                   10.1 Executive Employment Agreement between the registrant and Kurt C. Wheeler, dated April 1, 1995, together with First Amendment thereto dated September 30, 1996.*

                   10.2 Lease and related Agreement between Michael R. Mastro and Redmond East Associates, and the registrant, dated August 19, 1991 ("Lease"), as amended by addendum dated August 19, 1991, and amendments dated June 1, 1992 and October 15, 1992.*

                   10.3 Ninth Amendment to Lease between Carr Redmond Corporation (Successor to Redmond East Associates) and registrant dated January 31, 1997.*

                   10.4       Restated 1990 Stock Option Plan*

                   10.5       1994 Stock Option Plan for Nonemployee Directors*

                   10.6       1996 Stock Option Plan for Nonemployee Directors*

                   10.7 Employment Agreement between the registrant and Michel E. Lussier, dated August 17, 1994.*

                   10.8 Second Amendment to Executive Employment Agreement between the registrant and Kurt C. Wheeler dated September 1, 1997, together with related Promissory Note and Stock Pledge Agreement, each dated September 1, 1997, issued to the registrant by Kurt C. Wheeler*

                   10.9 Promissory Note, dated May 16, 1994, issued to the registrant by John M. Adams (Exhibit 10.8)*

                  10.10 Form of Warrants to Purchase Stock issued to private placement agents, together with schedule of actual warrants (Exhibit 10.12)*

                  10.11 Agreement between Teleydne Microelectronics and the registrant, dated March 17, 1993 (Exhibit 10.13)*

                  10.12       Form of Proprietary Information Agreement (Exhibit
                              10.15)*

                  10.13 Restated Stockholders Rights Agreement, dated August 17, 1993 (Exhibit 10.16)*

                  10.14 Form of Stock Repurchase Agreement, Promissory Note and Stock Pledge Agreement, together with schedule of actual agreements (Exhibit 10.17)*

                  10.15 Form of Indemnification Agreement for officers and directors (Exhibit 10.18)*

                  10.16 Form of Senior Management Employment Agreement, together with schedule of actual agreements.*

                  10.17 Tenth Amendment to Lease between Carr Redmond Corporation (Successor to Redmond East Associates) and registrant dated May 1, 1997.*

                   21.1       Subsidiaries of the registrant*

                   23.1       Consent of Ernst & Young LLP, Independent Auditors

                   24.1       Power of Attorney (included on the signature page)

                   27.1       Financial Data Schedule*

--------------------------

* Previously filed.