Form 10-Q/A
period 1998-03-31
INCONTROL INC
filed 1998-07-02
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------



                                    FORM 10-Q/A
                                  AMENDMENT NO. 1


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



As of June 30, 1998, there were 19,265,381 shares of the registrant's $.01 par value Common Stock outstanding.






                    Page 1 of 12 sequentially numbered pages

                                 INCONTROL, INC.

                        QUARTERLY REPORT ON FORM 10-Q/A


                                 AMENDMENT NO. 1


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



                    Page 4 of 12 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          1998            1997
                                                                      ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                              $ (9,109,107)   $ (7,331,140)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       760,485         654,595
       Changes in operating assets and liabilities:
         (Increase) decrease in prepaid expenses
              and other current assets                                     345,779        (369,559)
         (Increase) decrease in inventories                               (451,359)        335,581
         Increase (decrease) in accounts payable, accrued expenses,
                  and sales tax payable                                     95,474         (10,128)
                                                                      ------------    ------------
Net cash used in operating activities                                   (8,358,728)     (6,720,651)

INVESTING ACTIVITIES:
Purchases of property and equipment                                       (635,548)     (1,370,220)
Loans to employees                                                         (15,000)        (15,000)
Proceeds from collection of employee loans                                      --              --
Proceeds from maturity of securities                                     7,731,000       7,470,000
Proceeds from sale of securities                                         3,186,259              --
                                                                      ------------    ------------
Net cash provided by investing activities                               10,266,711       6,084,780

FINANCING ACTIVITIES:
Proceeds from third-party lease financing                                  280,251         793,000
Payments on third-party lease financing                                   (491,813)       (243,758)
Proceeds from collection of stockholders' loans                                 --          36,000
Proceeds from exercise of stock options                                     53,671          44,690
                                                                      ------------    ------------
Net cash (used in) provided by financing activities                       (157,891)        629,932

Effect of exchange rate changes on cash                                     (4,218)        (28,584)
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents                     1,745,874         (34,523)

Cash and cash equivalents at beginning of period                         2,336,703       4,287,617
                                                                      ------------    ------------

Cash and cash equivalents at end of period                            $  4,082,577    $  4,253,094
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                              $    161,823    $     91,385
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

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:



                                                  MARCH 31,           DECEMBER 31,
                                                    1998                 1997
                                                 ----------           ----------
Raw materials                                    $1,219,017           $1,498,530
Work in process                                   1,149,545              865,450
Finished products                                 1,155,891              967,714
                                                 ----------           ----------
                                                 $3,524,453           $3,331,694
Reserves                                           (580,511)            (839,111)
                                                 ----------           ----------
                                                 $2,943,942           $2,492,583
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


RESULTS OF OPERATIONS

REVENUES


Net revenues were $895,000 for the quarter ended March 31, 1998. This represents an increase of $584,000 or 188% over the comparable period in 1997. Of the $895,000, $354,000 relate to revenues earned in the United States and $541,000 relate to revenues earned outside the United States. Revenues result from the sale of METRIX devices, leads and accessories and distribution of catheters and related products in Europe together with sales of METRIX Systems in clinical investigations in the United States.




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


The Company's cost of sales and gross profits are affected by many factors. Currently, the Company has limited experience in manufacturing and is operating at volumes well below expected facility capacity. The Company's manufacturing overhead is allocated to costs of goods sold based on the expected capacity of the Company's manufacturing facility and not its actual capacity. The manufacturing overhead that is not charged to cost of goods sold represents experience and capacity-related costs that the Company considers part of its ongoing manufacturing development. Accordingly, the Company has charged these expenses to research and development. The Company anticipates that in future years, to the extent its products gain market acceptance, the Company's sales volume and manufacturing experience will increase. As a result, these manufacturing development costs will both decrease and be incorporated into cost of revenues and, to that extent, will be excluded from research and development. In addition, net revenues and, as a result, gross profits will be influenced by sales discounts and allowances that the Company may make during clinical trials or in connection with the initial commercial release of the Company's products in the United States. The Company's gross profits from European sales have been influenced by sales discounts and allowances that the Company has offered on a situational basis in connection with the commercial release of the METRIX System in Europe.


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


In April, the Company raised $10 million through two private financings. Of the $10 million, $7.5 million was raised through the sale of convertible preferred stock, which is redeemable under certain circumstances. For a description of the rights and preferences of the convertible preferred stock, see "Description of the Series B Stock" in the Company's Current Report on Form 8-K/A dated as of April 20, 1998, incorporated herein by reference. The remaining funds were raised through the private sale of 400,000 shares of common stock.


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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II:    OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

       Exhibit No.

       27.1  Financial Data Schedule*
       __________
*Previously filed.

b)     Reports on Form 8-K

No reports on form 8-K were filed during the quarter ended March 31, 1998.


                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INCONTROL, INC.
                                         (Registrant)



Dated:  July 1, 1998                  By:/s/ Philip A. Okeson
                                         -------------------------------------
                                         Philip A. Okeson
                                         Treasurer and Secretary
                                         (Authorized Officer and Principal
                                         Financial Officer)





                    Page 11 of 12 sequentially numbered pages

               EXHIBIT INDEX

Exhibits

       Exhibit No.

        27.1  Financial Data Schedule*
       __________
       *Previously filed.
















                    Page 12 of 12 sequentially numbered pages