Form 10-K/A
period 1997-12-31
INCONTROL INC
filed 1998-07-20
CIK 871629

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K/A


                                  AMENDMENT NO. 2


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


                                AMENDMENT NO. 2


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

            DEPENDENCE ON SOLE SOURCES OF SUPPLY


The Company relies on outside vendors to manufacture certain major components used in the METRIX System. For efficiency reasons, the Company does not at the present time maintain supply contracts with most of its outside vendors. A number of significant components, such as hybrid circuits, batteries, integrated circuits, capacitors and transformers, are supplied by sole source vendors. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly hybrid circuits and batteries, cannot be accomplished quickly. In addition, each supplier and each component must be qualified with the FDA, and the time required for such qualification may be lengthy. The establishment of additional or replacement sources of supply would require the Company to certify the new suppliers, which, in the case of certain components, would cause a delay in the Company's ability to manufacture its products. The Company actively maintains its relationships with its suppliers and presently has no reason to believe that its sources of supply are in danger of disruption. However, if the Company's supply sources were disrupted and the Company was unable to obtain acceptable components in a timely manner or find and maintain suitable replacement suppliers, such a disruption would have a material adverse effect on the Company's ability to manufacture the METRIX System and therefore on its business and financial condition. See "Business--Manufacturing."


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

            DEPENDENCE ON KEY PERSONNEL


The Company is highly dependent on certain members of its scientific and professional staff, the loss of whose services might impede the achievement of its research and development or strategic objectives. At the present time, the Company does not have long-term employment agreements with, and does not carry key person life insurance on, any of its scientific and professional personnel. Competition among medical device companies for highly skilled and uniquely experienced scientific and professional personnel is intense. To help retain its key personnel, the Company offers a salary and benefits structure that is competitive with its local geographic market, as well as the medical device industry nationwide. The Company offers a broad-based stock option plan through which all employees of the Company are granted stock options upon hire, and key employees are periodically granted additional stock options.


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

RISKS ASSOCIATED WITH FOREIGN OPERATIONS


The Company's revenues from international sales of the METRIX System (primarily in Europe) were 77.2%, 71.6% and 100.0% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively, and the Company currently derives a significant percentage of its revenue from the European sales of the METRIX System. While the Company anticipates that, as the METRIX System progresses in clinical trials in the United States, a greater portion of its future revenues will be derived from the sale of the METRIX System in the United States, it is possible that European sales of the METRIX System may continue to account for a significant percentage of the Company's total revenues. A number of risks are inherent in international operations and transactions. The Company's business and its representatives, agents and distributors are subject to laws and regulations of the countries in which they operate or the Company's products are sold. International sales and operations may be limited or disrupted by the imposition of government controls, the level of reimbursement available for use of the METRIX System, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing, coordinating and managing international operations. As long as the Company's revenues continue to depend substantially on international sales, they may be adversely affected by fluctuations in foreign currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. The Company has not hedged against foreign currency exchange rate risks to date. The Company may in the future seek to implement hedging techniques with respect to foreign currency transactions. There can be no assurance, however, that such hedging techniques would successfully protect against foreign currency exchange losses or against other international sales risks such as exchange limitations, price controls or other foreign currency restrictions. Any of the foregoing would have a material adverse effect on the Company's business, financial condition and results of operations.





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

                 24.1       Power of Attorney*

                 27.1       Financial Data Schedule*

--------------------------
* Previously filed.

Reports on Form 8-K

During the quarter ended December 31, 1997, no reports were filed by the Company on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on the 20th day of July 1998.


                                           INCONTROL, INC.


                                           By:  /s/ KURT C. WHEELER
                                              --------------------------------
                                                Kurt C. Wheeler
                                                Chairman, President and
                                                Chief Executive Officer



Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 20th day of July 1998.

        Signature                       Title


/s/ KURT C. WHEELER             Chairman, President and Chief Executive Officer
----------------------------
      Kurt C. Wheeler


    *PHILIP A. OKESON           Treasurer and Secretary
----------------------------
    Philip A. Okeson


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

                  10.16 Form of Senior Management Employment Agreement, together with schedule of actual agreements.*

                  10.17 Tenth Amendment to Lease between Carr Redmond Corporation (Successor to Redmond East Associates) and registrant dated May 1, 1997.*

                   21.1       Subsidiaries of the registrant*

                   23.1       Consent of Ernst & Young LLP, Independent Auditors

                   24.1       Power of Attorney*

                   27.1       Financial Data Schedule*

--------------------------

* Previously filed.
                                       40