Form 10-Q/A
period 1998-03-31
INCONTROL INC
filed 1998-07-20
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------



                                    FORM 10-Q/A
                                  AMENDMENT NO. 2


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



                                 AMENDMENT NO. 2



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


LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 1998, the Company had cash, cash equivalents, and securities available-for-sale totaling $6.2 million, compared to a balance of $15.7 million at December 31, 1997. The decrease of $9.5 million or 61% was used to fund $8.4 million in operating activities, $636,000 in purchases of property and equipment and $212,000 of payments, net of proceeds, for lease financing. During the comparable period in 1997, the Company funded $6.7 million in operating activities and $1.4 million in purchases of property and equipment, both of which were partially offset by net proceeds from lease financing of $549,000. As a result of the Company's available cash, the Company has failed to comply with certain covenants associated with its capital lease agreements. In response to this issue, the Company has entered into a letter of credit agreement with the lessor pursuant to which the Company has agreed to maintain an irrevocable letter of credit in the full amount of $500,000 for the purpose of securing its obligations under the lease. At the present time the Company believes it is unlikely the lessor will foreclose under the lease or accelerate rental payments and has received verbal assurances to that effect. However, if funding continues to be insufficient in the future, notwithstanding the letter of credit agreement, the lessor may accelerate the payments due under these capital lease arrangements. Accordingly, $1.6 million of the amounts payable under these capital lease agreements have been classified as a current liability in the accompanying consolidated financial statements. If the lessor were to foreclose under the leases or accelerate rental payments, it could have a material adverse effect on the Company's business, financial condition and results of operations.


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

                                         INCONTROL, INC.
                                         (Registrant)


Dated:  July 20, 1998                 By:/s/ Philip A. Okeson
                                         -------------------------------------
                                         Philip A. Okeson
                                         Treasurer and Secretary
                                         (Authorized Officer and Principal
                                         Financial Officer)




                    Page 11 of 12 sequentially numbered pages

               EXHIBIT INDEX

Exhibits

       Exhibit No.

        27.1  Financial Data Schedule*
       __________
       *Previously filed.
















                    Page 12 of 12 sequentially numbered pages