Form 10-Q
period 1998-06-30
INCONTROL INC
filed 1998-08-14
CIK 871629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              ---------------------

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended June 30, 1998

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from to

                         Commission file number 0-24540


                                 INCONTROL, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                    91-1501619
------------------------------------------------    ----------------------------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification Number)
                  organization)


                            6675 - 185TH AVENUE N.E.
                             REDMOND, WA 98052-6734
                                 (425) 861-9800
   (Address and telephone number of registrant's principal executive offices)

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant has been required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ( X ) No ( )


As of August 11, 1998, there were 20,974,122 shares of the registrant's $.01 par value Common Stock and 2,999 shares of the registrant's $1,000 par value convertible preferred stock outstanding.



                    Page 1 of 15 sequentially numbered pages

                                 INCONTROL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                     PART I

                                                                                                       PAGE NO.
                                                                                                       --------

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements .....................................................................3

                  Consolidated Balance Sheets -
                     June 30, 1998 (unaudited) and December 31, 1997........................................3

                  Consolidated Statements of Operations -
                     three and six months ended June 30, 1998 and 1997 (unaudited)..........................4

                  Consolidated Statements of Cash Flows -
                     six months ended June 30, 1998 and 1997 (unaudited)....................................5

                  Notes to Consolidated Financial Statements (unaudited)....................................6

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........................................8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk................................12


                                     PART II

PART II           OTHER INFORMATION

Item 5.           Other Information ........................................................................13

Item 6.           Exhibits and Reports on Form 8-K..........................................................13

                  Signature ................................................................................14

                    Page 2 of 15 sequentially numbered pages

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 INCONTROL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,
                                                                        1998            DECEMBER 31,
                                                  ASSETS            (UNAUDITED)              1997
                                                                   -------------        -------------
Current assets:
    Cash and cash equivalents                                      $   6,010,891        $   2,336,703
    Restricted cash                                                      714,574                   --
    Securities available-for-sale                                             --           13,333,038
    Trade accounts receivable, net                                     1,353,168              915,285
    Inventories                                                        3,085,513            2,492,583
    Prepaid expenses and other current assets                            797,326              964,424
                                                                   -------------        -------------
Total current assets                                                  11,961,472           20,042,033

Property and equipment, net                                            7,773,953            7,835,514
Notes receivable from employees                                          816,042              801,042
Other assets                                                             221,890              239,716
                                                                   -------------        -------------

Total assets                                                       $  20,773,357        $  28,918,305
                                                                   =============        =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $     702,023        $     608,908
    Accrued expenses                                                   3,559,772            1,972,958
    Current portion of long-term obligations                           3,310,607            3,674,333
                                                                   -------------        -------------
Total current liabilities                                              7,572,402            6,256,199

Long-term obligations, less current portion                              480,968              525,076

Commitments (Note 1)                                                          --                   --

Designated Series B convertible preferred stock                        7,475,331                   --

Stockholders' equity:
Preferred stock, $1,000 par value:
         Authorized shares--10,000,000;
         Designated Series B issued and outstanding 7,500 at
         June 30, 1998 and none at December 31, 1997                          --                   --
Common stock, $.01 par value:
         Authorized shares--40,000,000;
         Issued and outstanding shares--
         19,193,661 at June 30,1998 and 18,775,864
         at December 31, 1997                                        155,521,939          152,505,419
    Accumulated deficit                                             (150,106,394)        (129,688,761)
    Notes receivable from stockholders                                  (167,000)            (581,000)
    Accumulated other comprehensive income/(loss)                         (3,889)             (98,628)
                                                                   -------------        -------------
Total stockholders' equity                                             5,244,656           22,137,030
                                                                   -------------        -------------

Total liabilities and stockholders' equity                         $  20,773,357        $  28,918,305
                                                                   =============        =============

                             See accompanying notes.

                    Page 3 of 15 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                      --------------------------------        --------------------------------
                                          1998                1997                  1998             1997
                                      ------------        ------------        ------------        ------------

Revenues                              $    990,987        $    301,737        $  1,886,011        $    612,485
Cost of revenues                           627,740             258,517           1,233,439             484,406
                                      ------------        ------------        ------------        ------------
Gross profit                               363,247              43,220             652,572             128,079

Expenses:
     Research and development            6,584,308           5,525,307          13,151,334          11,027,302
     Sales and marketing                 1,413,069           1,150,710           2,978,874           2,201,249
     General and administrative          1,769,231           1,256,909           2,981,900           2,527,449
     Restructure charge                  1,400,000                  --           1,400,000                  --
                                      ------------        ------------        ------------        ------------
                                        11,166,608           7,932,926          20,512,108          15,756,000

Interest income                            131,329             387,823             293,564             899,366
Interest expense                           (79,150)           (131,478)           (294,321)           (235,946)
                                      ------------        ------------        ------------        ------------
Net loss                               (10,751,182)         (7,633,361)        (19,860,293)        (14,964,501)

Preferred dividend                        (557,340)                 --            (557,340)                 --
                                      ------------        ------------        ------------        ------------

Net loss applicable to common
     shareholder                      $(11,308,522)       $ (7,633,361)       $(20,417,633)       $(14,964,501)
                                      ============        ============        ============        ============

Net loss per share (Note 1)           $      (0.59)       $      (0.45)       $      (1.08)       $      (0.88)
                                      ============        ============        ============        ============

Shares used in computation of
     net loss per share                 19,157,906          17,090,747          18,983,627          17,011,349
                                      ============        ============        ============        ============




                             See accompanying notes.

                    Page 4 of 15 sequentially numbered pages

                                 INCONTROL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     SIX  MONTHS ENDED JUNE 30,
                                                                     1998                1997
                                                                 ------------        ------------
OPERATING ACTIVITIES:
Net loss                                                         $(19,860,293)       $(14,964,501)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                 1,529,128           1,386,110
      Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable,
       prepaid expenses and other current assets                      229,211            (445,450)
       (Increase) decrease in inventories                            (592,930)            (73,106)
       Increase (decrease) in accounts payable and accrued
       expenses                                                     1,681,852             837,865
                                                                 ------------        ------------
Net cash used in operating activities                             (17,013,032)        (13,259,082)

INVESTING ACTIVITIES:
Purchases of property and equipment                                (1,434,820)         (3,257,530)
Loans to employees                                                    (15,000)            (30,000)
Proceeds from collection of employee loans                              5,000              20,000
Purchases of securities                                                    --          (1,169,911)
Proceeds from maturity of securities                                9,731,000          15,863,623
Proceeds from sale of securities                                    3,186,392                  --
                                                                 ------------        ------------
Net cash provided by investing activities                          11,472,572          11,426,182

FINANCING ACTIVITIES:
Proceeds from lease financing                                         609,852           1,510,188
Payments on lease financing                                        (1,015,744)           (594,290)
Purchase of certificates of deposit                                  (714,574)                 --
Proceeds from collection of stockholders' loans                       414,000              79,000
Proceeds from sale of preferred stock, net of fees                  7,402,386                  --
Proceeds from sale of common stock, net of fees                     2,445,887                  --
Proceeds from exercise of stock options                                86,238              95,161
                                                                 ------------        ------------
Net cash provided by financing activities                           9,228,045           1,090,059

Effect of exchange rate changes on cash                               (13,397)            (46,644)
                                                                 ------------        ------------
Net increase (decrease) in cash and cash equivalents                3,674,188            (789,485)

Cash and cash equivalents at beginning of period                    2,336,703           4,287,617
                                                                 ------------        ------------

Cash and cash equivalents at end of period                       $  6,010,891        $  3,498,132
                                                                 ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                         $    333,686        $    235,946
                                                                 ============        ============


                             See accompanying notes.

                    Page 5 of 15 sequentially numbered pages

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

The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any other fiscal period.

CASH AND CASH EQUIVALENTS

Liquid investments with a purchased maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximate fair value.

RESTRICTED CASH

Restricted cash includes a three-month certificate of deposit, which is held to satisfy a leasing agency's requirement to hold said investment as a compensating balance for a current liability. In addition, the Company has cash which is deposited and restricted for a three-month period as a compensating balance for its leased European office space. Both deposits earn interest at the current market rate.

INVENTORIES

Inventories are valued at the lower of cost (first in, first out method) or market. Allowances are made for obsolete, unsalable, or unusable inventories. The components of inventories are as follows:

                          JUNE 30,         DECEMBER 31,
                            1998               1997
                        -----------        -----------
Raw materials           $ 1,276,337        $ 1,498,530
Work in process             983,128            865,450
Finished products         1,329,426            967,714
                        -----------        -----------
                          3,588,891          3,331,694
Reserves                   (503,378)          (839,111)
                        -----------        -----------
                        $ 3,085,513        $ 2,492,583
                        ===========        ===========


The Company purchases components and certain related peripheral equipment for its products from outside vendors, including components from sole source vendors. The establishment of additional or replacement sources of supply would require the Company to certify the new vendors, which, in the case of certain components, would cause a delay in the Company's ability to manufacture its products.

COMMITMENTS


                    Page 6 of 15 sequentially numbered pages

In addition to lease commitments, in the normal course of business, the Company has entered into certain agreements with vendors who have been contracted to manufacture programmers and system analyzers. These agreements permit the vendor to procure raw material for production once firm orders have been placed by the Company and require the Company to pay for these raw materials in the event of order cancellation. There is no guarantee that the raw materials procured based upon firm orders would be of any value. Based upon firm orders placed to date, the Company estimates that $1.8 million of raw material may have been procured by the vendor.

Also, in the normal course of business, the Company enters into agreements with certain vendors for services to be rendered. These agreements may include certain termination fees or payments.

PREFERRED STOCK AND STOCKHOLDERS' EQUITY

In April 1998, the Company raised $10 million through two private financings. Of the $10 million, $7.5 million was raised through the sale of convertible preferred stock, which is redeemable under certain circumstances. The preferred stock accrues dividends of $50 per annum per share, payable quarterly in cash or in additional shares of preferred stock, at the option of the Company. At the end of June, the Company's Board of Directors chose to pay the first quarterly interest payment due July 15, 1998 in additional shares of preferred stock. As of June 30, 1998, the amount has been reflected as a preferred dividend. The preferred stock is convertible into common stock with certain restrictions at a discount to the prevailing price of the common stock at the time of conversion. This discount has also been reflected as a dividend to preferred shareholders. The remaining funds were raised through the private sale of 400,000 shares of common stock.

On June 30, 1998, the Board of Directors approved a stock option repricing program pursuant to which employees of the Company who held options with an exercise price of $3.00 or greater could elect to exchange their then outstanding employee stock options for fewer new employee stock options having an exercise price of $2.625 per share. A total of 2,233,541 options were exchanged by employees under the program, resulting in 663,446 options being granted at the new exercise price.

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

During the second quarter ended June 30, 1998 and 1997, total comprehensive loss amounted to $10.8 million and $7.7 million, respectively.

Components of comprehensive loss for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                            THREE MONTHS  ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                              1998                  1997               1998                1997
                                           ------------        ------------        ------------        ------------
Net loss                                   $(10,751,182)       $ (7,633,361)       $(19,860,293)       $(14,964,501)
Unrealized gain/(loss) on securities                 --            (166,833)            (25,082)             43,703
Foreign currency translation                     (6,977)            116,476             119,817              (4,040)
                                           ------------        ------------        ------------        ------------

Comprehensive loss                         $(10,758,159)       $ (7,683,718)       $(19,765,558)       $(14,924,838)
                                           ============        ============        ============        ============

Components of accumulated other comprehensive loss at June 30, 1998 and December 31, 1997 are as follows:

                                                  1998               1997
                                            ---------------     --------------
Unrealized gain/(loss) on securities        $           --      $      25,078
Foreign currency translation                        (3,889)          (123,706)
                                            ---------------     --------------
Comprehensive loss                          $       (3,889)     $     (98,628)
                                            ===============     ==============



                    Page 7 of 15 sequentially numbered pages

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the progress and costs of preclinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System and related future products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products. Reference is made to the Company's Annual Report on Form 10-K/A filed with the Commission for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. InControl undertakes no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


SUBSEQUENT EVENTS

On August 11, 1998, the Company and Guidant Corporation (including its subsidiaries, "Guidant") announced that they had entered into an Agreement and Plan of Merger on August 10, 1998 between Guidant, Pegasus Acquisitions Corp. ("Pegasus") and the Company (the "Merger Agreement") providing for the acquisition of the Company by Guidant. Pursuant to the Merger Agreement, Guidant has agreed to purchase each outstanding share of the Company's Common Stock, $.01 par value per share (the "Common Stock"), at an offer price of $6.00 per share (the "Offer Price"). To implement the Merger Agreement, Guidant has agreed to commence a cash tender offer on or before August 17, 1998. The completion of the tender offer is subject to a number of customary conditions, including the acquisition of a majority of the Company's outstanding Common Stock on a fully diluted basis and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Also on August 10, 1998, certain of the Company's stockholders owning approximately 9.4% of the outstanding shares of the Company's Common Stock entered into a Shareholder Agreement with Guidant agreeing to tender their shares to Guidant and granting proxies to representatives of Guidant to vote such shares.

                    Page 8 of 15 sequentially numbered pages

In the event that the tender offer is completed successfully, and subject to certain customary conditions, Pegasus, an indirect wholly owned subsidiary of Guidant, will be merged with and into the Company and the Company will continue as the surviving corporation. As a result of the merger, each outstanding share of the Company's Common Stock not tendered pursuant to the tender offer, if any, will be converted into the right to receive cash in the amount of the Offer Price, or such higher price as Guidant may pay pursuant to the tender offer.

There can be no assurance that the conditions to the tender offer will be satisfied or waived, and, therefore, there can be no assurance that the tender offer or the subsequent merger will be consummated on the terms provided in the Merger Agreement, if at all. If the tender offer or the subsequent merger are not consummated, the Company's stockholders will have no right to receive the Offer Price pursuant to the tender offer or the Merger Agreement.

Also on August 10, 1998, the Company entered into a Credit Agreement by and between the Company and Guidant (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, Guidant has agreed to loan to the Company up to $10 million, provided that the facility will be increased to $15 million in the event that Guidant breaches its obligations under the Merger Agreement. The Company may request disbursements from Guidant in respect of the loan in amounts not to exceed in the aggregate $3 million per month, provided certain customary conditions are satisfied, provided that this amount may be exceeded in the event the Company requires funds to redeem shares of its Series B Preferred Stock, pay taxes or pay the fees of its financial advisors in connection with the merger. The Company is required to repay the outstanding principal amount of the loan, together with accrued interest, on February 19, 1999, unless Guidant breaches its obligations under the Merger Agreement, in which event the maturity date will be extended to August 19, 1999. Notwithstanding the foregoing, all amounts owed under the loan will become immediately due and payable upon the occurrence of a sale, lease exchange or transfer of all or substantially all of the assets of the Company or upon the occurrence of an Event of Default, as defined in the Credit Agreement. Moreover, Guidant may require, at its option, prepayment of amounts due under the loan upon a Change of Control of the Company, as defined in the Credit Agreement. The Company is entitled to prepay amounts due under the loan at its option without penalty.

If the Company is unable to complete the merger with Guidant, the Company will need to seek substantial additional funding in 1998, through either public or private sources, to meet its future operational requirements. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company. If funding is insufficient at any time in the future, the Company will be forced to delay, reduce or eliminate some or all of its research and development activities, clinical studies and trials and manufacturing and administrative programs, dispose of assets or technology, or cease operations.

On July 6, 1998, the Board of Directors approved a stock option repricing program pursuant to which medical advisors and consultants of the Company who held options with an exercise price of $3.00 or greater could elect to exchange their then outstanding stock options for new stock options having an exercise price of $2.438 per share. A total of 146,738 options were exchanged on a one-for-one basis by medical advisors and consultants under the program. On July 10, 1998, the Board of Directors of the Company approved a similar stock option repricing program with respect to options held by the Company's directors, whereby such directors who held options with an exercise price of $3.00 or greater could elect to exchange their then outstanding stock options for fewer new stock options having an exercise price of $2.75 per share. A total of 412,072 options were exchanged by directors under this program, resulting in 124,494 options being generated at the new exercise price.

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

The following discussion contains forward-looking statements which are based upon the assumption that the Company will continue as an independent entity. Such statements are qualified in their entirety by the Company's plans to complete the merger with Guidant, as described above.

The design and development of an implantable medical device has required the Company to make significant investments in research and development a ctivities since its incorporation in November 1990 and, as a result, the Company has accumulated a deficit of $150.1 million as of June 30, 1998.
The Company expects to incur substantial additional losses in the near future. The Company's independent auditors have included an explanatory paragraph in their report covering the December 31, 1997 consolidated financial statements, which expresses substantial doubt about the Company's ability to continue as a going concern. The Company expects that revenues from clinical trials and sales of the Company's products will increase, which will moderate future deficit growth. Future increases in expenses are expected to be primarily due to the Company's continuing investment in research and development efforts, increases in clinical trial activities, the maintenance of the European sales organization, the

                    Page 9 of 15 sequentially numbered pages expansion of domestic marketing and sales capabilities and increasing domestic manufacturing activity. The amount and timing of the Company's future revenues and, accordingly, the amount and timing of the Company's future losses will be affected by, among other things, the availability of adequate funding, the progress and costs of preclinical studies and clinical trials, including the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance and the adoption of the METRIX System and related future products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and intellectual property rights and to market the Company's products and the status of competing products. There can be no assurance that the Company will ever achieve profitability or generate product revenues sufficient to offset the Company's losses.

The Company believes that it will incur losses at least until the METRIX System has gained market acceptance in the United States. Market acceptance of the METRIX System in the United States is dependent on, among other things, obtaining regulatory approval from the FDA for its commercial release, which is in turn dependent on the success of the METRIX System clinical trials. There can be no assurance that clinical trials will be successful. If the clinical trials are successful and if the transactions contemplated by the Merger Agreement are not consummated, the Company expects to file a Pre-Market Approval ("PMA") application during the fourth quarter of 1998. There can be no assurance that regulatory approval for the METRIX System will be obtained, or, if such approval is obtained, that the METRIX System will achieve market acceptance in the United States. In Europe, the Company has received the needed certifications required in order to affix the CE mark to the METRIX System. While the CE mark allows the Company to distribute and market the METRIX System throughout the European Community (EC), the Company will need to complete studies regarding the cost benefits and quality of life improvements of the therapy in order to be eligible for reimbursement approvals from the medical reimbursing authorities in various EC member countries. There can be no assurance that such approvals from reimbursing authorities will be obtained in a timely manner, if at all. Even with reimbursement approvals, there can be no assurance that the METRIX System will achieve market acceptance in Europe.


RESULTS OF OPERATIONS

REVENUES

Net revenues were $991,000 for the quarter ended June 30, 1998. This represents an increase of $689,000 or 228% over the comparable period in 1997. Of the $991,000, $307,000 relate to revenues earned in the United States and $684,000 relate to revenues earned outside the United States. Revenues result from the sale of METRIX devices, leads and accessories and distribution of catheters and related products in Europe together with sales of METRIX Systems in clinical investigations in the United States.

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

GROSS PROFITS

Gross profits for the quarter ended June 30, 1998 totaled $363,000 or 37% of net revenues. The 1997 comparable period totaled $43,000 or 14% of net revenues. The Company's products are at an early stage in their product life cycles; current cost of sales and gross profits therefore may not be indicative of future cost of sales or gross profits.

The Company's cost of sales and gross profits are affected by many factors. Currently, the Company has limited experience in manufacturing and is operating at volumes well below expected facility capacity. These two factors give rise to certain experience and capacity-related costs which the Company considers part of its ongoing manufacturing development. Accordingly, the Company has charged these expenses to research and development. The Company anticipates that in future years, to the extent its products gain market acceptance, the Company's sales volume and manufacturing experience will increase. As a result, these manufacturing development costs will both decrease and be incorporated into cost of revenues and, to that extent, will be excluded from research and development. In addition, net revenues and, as a result, gross profits will be influenced by sales discounts and


                    Page 10 of 15 sequentially numbered pages allowances that the Company may make during clinical trials or in connection with the initial commercial release of the Company's products in the United States. The Company's gross profits from European sales have been influenced by sales discounts and allowances that the Company has offered on a situational basis in connection with the commercial release of the METRIX System in Europe.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expense was $6.6 million and $5.5 million for the quarters ended June 30, 1998 and 1997, respectively. The quarter-to-quarter increase of $1.1 million or 20% over the comparable period last year is due to the increase in personnel engaged in the design, development and primary research associated with the current and next generations of atrial defibrillation systems, the funding of preclinical and clinical trials and expenditures associated with manufacturing development. Research and development expenses in future periods will be primarily dependent on the level of personnel the Company maintains in order to meet its objectives in primary research and development activities associated with future atrial defibrillation products. Research and development expense will also be affected by the level of activity in preclinical studies and clinical trials in the United States and Europe. Manufacturing development expenditures will continue to be a component of research and development, but are expected to moderate in future periods as the Company increases production volume and gains manufacturing experience.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the quarters ended June 30, 1998 and 1997 were $1.4 million and $1.2 million, respectively. The increase is primarily related to increased sales and marketing personnel. These additional personnel have been hired to support the commercial release and ongoing distribution of the Company's products in Europe. Sales and marketing expenses in future periods will be primarily dependent on the number of sales and marketing personnel and related activities in both the United States and Europe that the Company maintains to support the sales and distribution of the Company's products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarters ended June 30, 1998 and 1997 were $1.8 million and $1.3 million, respectively. The increase represents a compensation charge of $513,000 associated with the write-off of certain AMT loans. The Company expects general and administrative expense will reflect overall Company employment and activity levels which will fluctuate from period to period.

RESTRUCTURE CHARGE

In the second quarter of 1998, the Company refocused its operations and recorded a restructure charge of $1.4 million to account for severance payments for involuntary terminations, relocation of the European office and identified costs relating to eliminating the Company's post-operative temporary atrial defibrillation heartwires and certain third-party catheters sold by the Company. Future costs incurred for these identified items will offset the liability, which, as of June 30, 1998 was $1.2 million.

INTEREST INCOME AND INTEREST EXPENSE

Interest income was $131,000 and $388,000 for the quarters ended June 30, 1998 and 1997, respectively. The quarter-to-quarter decrease primarily is attributable to the decrease in the average balances of cash, cash equivalents, and securities available-for-sale resulting from the use of cash to fund operations. Interest income will fluctuate with the average balances of cash, cash equivalents, and securities available-for-sale, which in turn will fluctuate with the success and timing of the Company's financing activities and the rate resources are used to fund operations.

Interest expense was $79,000 and $131,000 for the quarters ended June 30, 1998 and 1997, respectively. The increase is primarily related to the increase in the Company's average balance of equipment lease financing. Interest


                    Page 11 of 15 sequentially numbered pages expense in future periods will depend on the rate of capital expenditures and the success and timing of the Company's efforts to secure additional sources of lease financing for those expenditures.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash, cash equivalents, and securities available-for-sale totaling $6.0 million, excluding certificates of deposit restricted as to their use, compared to a balance of $15.7 million at December 31, 1997. The decrease of $9.7 million or 62% was used to fund $17.0 million in operating activities, $1.4 million in purchases of property and equipment, $715,000 in purchases of certificates of deposit, and $406,000 of payments, net of proceeds, from lease financing. The cash outflows were partially offset by proceeds, net of financing costs, of $9.8 million relating to two private financings completed in the month of April 1998. During the comparable period in 1997, the Company funded $13.3 million in operating activities and $3.3 million in purchases of property and equipment, both of which were partially offset by net proceeds from lease financing of $916,000. As a result of the Company's available cash, the Company has failed to comply with certain covenants associated with its capital lease agreements. As a result, $1.6 million of the amounts payable under these capital lease agreements have been classified as a current liability in the accompanying consolidated financial statements.

In April, the Company raised $10 million (gross proceeds) through two private financings. Of the $10 million, $7.5 million was raised through the sale of convertible preferred stock, which is redeemable under certain circumstances. The remaining funds were raised through the private sale of 400,000 shares of common stock.

The Company estimates that, at its planned rate of spending, its existing cash, cash equivalents, securities available-for-sale and interest income thereon, including the $10 million in capital that was raised in April 1998 and the funds available under the Company's $10 million credit agreement with Guidant, will be sufficient to meet its capital requirements into the first quarter of 1999. Whether or not these assumptions prove to be accurate, if the Company is unable to consummate the transactions contemplated by the Merger Agreement, the Company will need to raise substantial additional capital in 1998 to fund operations. If necessary, the Company intends to seek additional funding through public or private financing, including equity financing. Adequate funds for these purposes, whether obtained through financial markets or from other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, the Company will be forced to delay, reduce or eliminate some or all of its research and development activities, clinical studies and trials and manufacturing and administrative programs, dispose of assets or technology, or cease operations.


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



                    Page 12 of 15 sequentially numbered pages

These minor adjustments can be done by the Company's field clinical engineers. Based on these early indications from the Company's assessment, there appears to be no material business or financial risk to the Company.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


PART II: OTHER INFORMATION

ITEM 5: OTHER INFORMATION

In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, no later than 60 days prior to the date of such annual meeting (or, if the Company provides less then 60 days notice of such meeting, no later than 10 days after the date of the Company's notice). The Securities and Exchange Commission (the "SEC") recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Shareholders, this deadline is February 10, 1999.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      Exhibit No.

         27.1  Financial Data Schedule

b)    Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, as amended by Form 8-K/A No. 1, Form 8-K/A No. 2 and Form 8-K/A No. 3, dated April 20, 1998, with respect to the sale and issuance of 7,500 shares of its Series B Convertible Preferred Stock at $1,000 per share, pursuant to an exemption from registration provided by Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

         The Company filed a Current Report on Form 8-K, dated June 28, 1998, with respect to its election not to exercise its rights under the Letter Agreement between Advantage Fund II Ltd. and InControl, Inc., dated April 16, 1998 providing for the issuance and sale of an additional 7,500 shares of Series B Convertible Preferred Stock.

No other reports on Form 8-K were filed during the quarter ended June 30, 1998.



                    Page 13 of 15 sequentially numbered pages

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INCONTROL, INC.
                                     (Registrant)



Dated:  August 14, 1998              By:   /s/  Philip A. Okeson
      --------------------------         ---------------------------------------
                                         Philip A. Okeson
                                         Chief Financial Officer, Treasurer and
                                         Secretary (Authorized Officer and
                                         Principal Financial Officer)




                    Page 14 of 15 sequentially numbered pages

           EXHIBIT INDEX

Exhibits

       Exhibit No.
       -----------

        27.1  Financial Data Schedule






                    Page 15 of 15 sequentially numbered pages